Form 10KSB
period 1999-12-31
TECH LABORATORIES INC
filed 2000-03-30
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended December 31, 1999

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

          New Jersey                                    22-1436279
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


955 Belmont Avenue, North Haledon, New Jersey                           07508
(Address of principal executive offices)                              (zip code)

Issuer's telephone number, including area code: (973) 427-5333

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $689,190

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On March 24, 2000, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $19,230,708.

Transitional Small Business Disclosure Format (check one): Yes___  No _X_

                             TECH LABORATORIES, INC.

                                   FORM 10-KSB

                                Table of Contents

                                                                                          Page
                                                                                          ----

Part I  .................................................................................   1
        Item 1.   Description of Business ...............................................   1
        Item 2.   Description of Property ...............................................   6
        Item 3.   Legal Proceedings .....................................................   6
        Item 4.   Submission of Matters to a Vote of Securityholders ....................   7

Part II .................................................................................   7
        Item 5.   Market for Common Equity and Related Stockholder Matters ..............   7
        Item 6.   Discussion and Analysis or Plan of Operation ..........................   9
        Item 7.   Financial Statements ..................................................  11
        Item 8.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure .................................................. III-1

Part III................................................................................. III-1

Items 9, 10, 11, and 12 are incorporated by reference to the Issuer's Definitive
Proxy Statement.

        Item 13.  Exhibits and Reports on Form 8-K ...................................... III-2

                             TECH LABORATORIES, INC.
                                   Form 10-KSB

                           Forward-looking Statements

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of Tech Labs that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include, but are not limited to, those discussed under the caption "Factors That May Affect Future Events" in Item 6 of this Form 10-KSB. Tech Labs disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     Part I

Item 1. Description of Business.

General

     Tech Laboratories, Inc. manufactures and sells various electrical and electronic components. During 1999, we completed the acquisition of the DynaTraX(TM) high-speed digital switch matrix system, an electronic switching unit. We believe that the acquisition of the DynaTraX(TM) technology will enable us to become a provider of multi-media digital network distribution and management equipment for use in campus and building facilities. This equipment manages voice, video and data transmissions on a network.

     In addition, during the last two years, through our subsidiary, Tech Logistics, Inc., we have been manufacturing and marketing under our exclusive license, an infrared perimeter intrusion and anti-terrorist detection system or "IDS." The IDS was originally designed for military applications, and we currently market this product to government agencies and private industry for use in nuclear, industrial and institutional installations.

     We have plans to expand our business operations in a number of ways over the next 12 to 18 months. Our primary capital requirements over that time period include:

o    payments of trade payables;

o    marketing expenses, including the sale of the DynaTrax(TM) switch;

o    research and development;

o tooling costs for improved versions of our existing products and development of new products; and

o    development of DynaTrax(TM) technology we acquired from NORDX/CDT.

Historical Business

     We also manufacture and sell standard and customized transformers, test equipment and rotary switches, the latter of which products permits an electrical signal to be diverted from point A to point B. In addition, we act as a contract manufacturer for other companies and produce on an OEM basis electronic and electrical assemblies, printed circuit board assemblies, cable and harness assemblies and specialized electronic equipment. Approximately 15% of our products are manufactured for military applications.

     We sell our switch, transformer and test equipment products in the electronics and electrical industries, primarily as a contract manufacturer for other companies or for inclusion in OEM products. We market our products in these industries in the United States. This is a mature market. Competition is on the basis of price and service. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

     We intend to market our historical products over the Internet, as well as through our distribution and outside sales agents. Our website is currently on-line. Our website address is www.techlabsinc.com.

The DynaTraX(TM) Asset Acquisition - Material Terms of Purchase Agreement

     On April 27, 1999, pursuant to an asset acquisition agreement with NORDX/CDT, Inc., we completed the purchase of the DynaTraX(TM) product, for a purchase price of $500,000. The entire amount of the purchase price was paid upon closing. In connection with the acquisition of DynaTraX(TM) technology, we acquired certain inventory, patents and patent applications, and other equipment related to the DynaTraX(TM) product. Under the agreement, NORDX/CDT, Inc. retained a limited amount of inventory to service customers who had purchased the technology prior to the discontinuance of the DynaTraX(TM) business by NORDX/CDT, Inc.

Industry

DynaTraX(TM) Networking Management and Maintenance Technology

     We believe that there is a rapidly growing marketplace for "digital" multi-media, including internet, high-speed data, digital voice and video, and, information equipment and systems. We intend to use our DynaTraX(TM) technology to produce a line of standard, digital telecommunication distribution and management equipment that OEM's and/or Value-Added-Resellers will be able to use as a platform they can custom configure, through software, to supply a variety of industry and customer-specific applications and functions.

     We entered into an agreement in October 1999 with TravelNet Technologies, Inc. to sell the "Data Valet" software system which runs on a Dynatrax(TM) distributing switch system. This system provides high-speed, bundled, multi-media Internet and video services to business travelers and hotel guests. This integrated system also monitors and bills guests for services used. The agreement expires on September 10, 2002.

     The TravelNet Agreement provides that Tech Labs and TravelNet will jointly

     o    promote DynaTraX(TM) and the Data Valet products in trade shows;

     o    share the costs of trade show participation;

     o    select and pay for retaining an advertising agency;

     o    training of sales personnel; and

     o share information, literature, sales projections, sales leads and technical support.

     We intend to build industry recognition for producing private, customer-premise (community, commercial, educational and hospitality complexes, and residential buildings), high-speed Internet, Long Distance, Intranet information distribution and management switching systems.

     We believe the future trend in communications is reselling local loop services, which is the service connection between the local phone company's local office and the telephone customer, using new digital transmission technology and equipment to get around the present "de facto monopoly" telephone and CATV companies maintain over local connection and distribution services.

     Our goal is to have our DynaTraX(TM) technology play a large role in helping developers, builders and/or managers of private residential communities and commercial, industrial, educational and hospitality complexes establish facilities that will distribute and manage high-speed digital Internet, Long Distance and CATV services. This technology permits these users to bypass current telephone and CATV companies' "Last Mile" connection service. "Last Mile" connection service is the interconnection between a wide range of computing resources to "Wide Area Network", and may allow users to increase rents and to make their properties more attractive to tenants.

     We believe that our DynaTraX(TM) product offers a faster switch and a much larger port size than any competing product and is not limited to a specific type of network as with some competing products. Port size refers to the number of network connections available for user equipment and for network distribution equipment.

     Our DynaTraX(TM) product is proposed to be sold in the multi-media digital network distribution and management equipment industry. The growth in digital networks is clear as is the cost in supporting and maintaining these networks. We initially intend to market the DynaTraX(TM) product in the eastern portion of the United States with expansion to other markets over time. There are at least four companies that have products that compete with the DynaTraX(TM) product. However, we believe none of these competitors offer a product with all of the features or capabilities of DynaTraX(TM).

     We expect that competition in the sale of our DynaTraX(TM) product will be on the basis of price, features, service and technical support. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

     Competition for network management products comes from several different sources. One source of competition is the designated employees of large organizations which have been hired to manage and maintain their internal networks. However, we believe the need to reduce costs through the implementation of automated cost saving technologies such as the DynaTraX(TM) technology will provide Tech Labs with market opportunities.

     Another group of competitors which produces products to manage and maintain the network physical layer consists of NHC, RIT and Cyteck. Of these three companies, NHC is the only one that offers a product comparable to DynaTrax(TM), but which is not as fast as DynaTraX(TM). In addition, V-LAN switching, which is a technology utilized by a number of companies, can be regarded as a competing technology. However, V-LAN switching is limited to a specific type of network, i.e. Ethernet, and not able to support many tasks which our DynaTraX(TM) technology is designed to complete. These tasks are:

     o rearranging network physical layer connections e.g.s moves, adds and changes of equipment such as computer terminals; fax machines; and printers;

     o    testing circuits;

     o managing and mainatining end-to-end network configuration, which is the connection between different points on a network from the telecommumunications closet to the user outlet; and

     o    maintaining asset inventory records.

     We regard V-LAN as complementary to DynaTraX(TM) circuit switching since they can work together to provide a more comprehensive network management/maintenance solution. The four competitors all have greater financial and other resources and currently account for substantially all of the existing market.

     Although we believe that the DynaTraX(TM) technology will serve as the basis for new products in the area of multi-media, digital network distribution and management equipment for use in campus and building facilities, our ability to successfully market our products will depend upon several factors including, among others:

o    The development of an effective marketing and distribution network;

o    The acceptance of our products by potential users; and

o Our ability to support existing products and develop and support new products that are compatible with other systems in use by potential customers and provide useful features that are user friendly.

Infrared Intrusion Detection System or "IDS"

     In April 1997, we formed Tech Logistics, Inc., a joint venture subsidiary owned at that time 80% by our company and 20% by Carmine O. Pellosie, Jr., a director of Tech Labs and president of International Logistic, Inc., a privately owned company that distributes police, security, safety and communication security devices. In May 1998, we acquired Mr. Pellosie's interest in Tech Logistics. The IDS, which is an active infrared sensor system able to detect intrusions by humans or vehicles into protected areas, was originally designed for military applications.

     We have recently begun marketing IDS to government agencies and private industry for use in nuclear, industrial, and institutional installations. We have also begun to manufacture and market products currently sold by International Logistics Inc., as well as new security, police training, bomb detection and disposal equipment, anti-terrorism countermeasures and lie detection devices. New devices are intended to include hand-held letter bomb detectors, hand-held weapons detectors, video surveillance equipment as well as integrated audio-visual surveillance vehicles for government and police use.

     We have entered into an agreement dated as of October 1, 1997 with EAG, W.T. Sports, Ltd. and FUA Safety Equipment. Under the terms of the agreement we were granted an exclusive right until September 30, 2007 to manufacture and sell in the U.S., Canada and South America the IDS products. The agreements provide that until March 31, 2001 gross pre-tax profits will be shared 70% to Tech Labs and 30% to FUA. From April 1, 2001 until September 30, 2007 the gross pre-tax profits in excess of 16% will be shared 70% to Tech Labs and 30% to FUA. We will also pay FUA a royalty of 5% of the cost of any IDS products we manufacture and sell. We also intend to market metal detection equipment manufactured by EAG for use in security and industrial applications, such as walk-through metal detectors and hand-held metal detectors.

     We are marketing our IDS product to the security and anti-terrorist industry. We believe this is a growing industry and that terrorist incidents and security breaches serve to increase the demand for our products. We have recently completed the sale of an IDS to Los Alamos National

Laboratories.

     This industry has a number of different competing products and technologies. Competition in the industry is partly based on price and partly on other factors such as effectiveness of a product in the field, acceptable levels of false alarms for a given application and service. We are marketing the IDS product for global distribution. We have a number of competitors for the IDS products offering competitive technology, many of whom have greater financial and other resources.

     We have received approval for the IDS from the U.S. Air Force for inclusion in their Tactical Automated Security System program which is a $500 million program to thwart enemy attacks on critical military installations throughout the world. Subsequent to this approval, Tech Labs has received a blanket order to provide 50 IDS systems to the U.S. Air Force. Tech Labs has shipped 12 systems during calendar year 1999 under its blanket order to the Air Force prime contractor. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

Marketing Strategies

     Marketing.   We  plan  to  implement  a  three-pronged   marketing  program
consisting of:

     o Industry announcements and presentations through business and industry trade groups;

     o Establishing relationships with several industry recommenders and specifiers, who are consultants and engineering companies to help present our cable management and network physical layer solutions to the end-users and their contract management or system integrators; and

     o A promotional campaign of ads, mailings, and on-line Web site media, targeted at the end-user communications managers, their consultants and advisers.

     Initially, we will focus on the communication/computer centers in the eastern part of the United States. We plan to divide this area into four sales regions:

     o    New England states;

     o    New York metropolitan area;

     o    Mid-Atlantic/Washington DC area; and

     o    South East Coast states.

     We will quickly set up several regional representatives, sales agents, and/or certified value added resellers in each of the four regions. Our plan is to have one representative and, initially, up to two VARs for each region. Whenever possible, we plan to use former NORDX/CDT trained sales agents and certified VARs.

     Sales representatives will be commissioned sales agents. VARs will be system integrators who will purchase DynaTraX(TM) products at a volume based discount price for resale as part of a turn-key service in which the system integrator designs the system, purchases the component products and installs and maintains the system.

     We also plan to expand on the initial program by opening up additional sales areas in the country and overseas. We contemplate doing this by adding regional representatives or agents, or through current VAR organizations that have a national presence.

     In the established East Coast area, we intend to set up three regional sales/service centers:

o    Massachusetts;

o    Washington, DC; and

o    Florida

     We will repeat the process in the other areas as they become established.

     We plan to use our sales/service centers to introduce new, enhanced versions of the DynaTraX(TM) system and to provide territory customer support services. We also plan to set up a separate marketing campaign and sales operations to build markets for our expanded high-speed, customer-premise DynaTraX(TM) gateway networking switch.

     In addition, working with VARs, we will focus on providing turn-key, private customer-premise digital gateway exchange networking systems. We will target real estate developers, builders and/or owners of private communities, commercial community retail complexes and shared rental buildings to enable them to control and resell Internet, long distance, CATV, and building automation information services going into and out of their private facilities.

Source of Supply

     Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have more than a single source of supply for each part, component, or service, but from time to time we may utilize a single supplier for a particular part or component. During the year ended December 31, 1999, Wiggins Plastics was our largest supplier with 7.4% of our overall inventory purchases. Those components were in products that produced approximately 11.4% of our revenue. These purchases were primarily used in the manufacture of electromechanical switches. During the year ended December 31, 1998, Wiggins Plastics accounted for 14.2% of our overall inventory purchases. Those components were in products that produced approximately 25.7% of our revenue for such year. We have no long-term agreements with any of our suppliers.

Order Backlog

     The backlog of written firm orders for our products and services as of December 31, 1999, was as follows:

          As of December 31, 1999: 742,765

          As of December 31, 1998: 128,025

Patents

     In connection with our acquisition of the DynaTraX(TM) assets, we acquired certain patents and pending patent applications. Four patents have been granted in Great Britain, which are listed below:


o Patent title: User Interface for Local Area Network. This patent covers technology which allows communication between the user and the equipment controlling the network. This patent expires in 2013.

o Patent title: Token Ring. This patent covers technology which transmits information between devices on a network. This patent expires in 2013.

o Patent title: Half Duplex Circuit for Local Area Network. This patent covers technology which allows one-way communication either to or from the Local Area Network. This patent expires in 2013.

o Patent title: Matrix Switch Arrangement. This patent covers technology which is a switch that can either connect or disconnect one or more devices on a network. This patent expires 2015.

     We also have patents pending in the United States and in the European Common Market.

Employees

     As of December 31, 1999, we had 11 full-time employees, including our officers, seven of whom were engaged in manufacturing, one in repair services, one in administration and financial control, one in engineering and research and development, and one in marketing and sales.

Item 2. Description of Property.

     Our corporate headquarters and manufacturing facility is located in North Haledon, New Jersey. Our primary manufacturing and office facility is a one-story building that is adequate for our current needs. We lease this facility of 8,000 square feet, from a non-affiliated person, under a lease that ends in May, 2001. The annual base rent is $48,000 and includes property taxes and other adjustments. We believe our premises are adequate for our current needs and that if and when additional space is required, it would be available on acceptable terms.

     We are an integrated manufacturer and, accordingly, except for plastic moldings and extrusions, produce nearly all major subassemblies and components of our devices from raw materials. We purchase certain components from outside sources and maintain an in-house, light machine shop allowing fabrication of a variety of metal parts and castings, complete tool room for making and repairing dies, a stamping shop and an assembly shop with light assembly presses. Our test lab checks and tests our products at various stages of assembly and each finished product undergoes a complete test prior to shipment.

     We anticipate that we will either manufacture any new products ourselves or subcontract their manufacture, in whole or in part, to others. We believe that personnel, equipment, and/or subcontractors will be readily available as and when needed.

     We offer warranties on all our current products, including parts and labor for one year.

     We have limited research and development facilities and currently employ one engineer.

Item 3. Legal Proceedings.

Litigation

     We are involved in a lawsuit arising from a letter of intent relating to a small potential transaction we did not complete because we believed there were misrepresentations made to us. We believe that the outcome is likely to be favorable, but that our maximum liability if we do not prevail would be $30,000. The suit is pending in the Superior Court of New Jersey, Law Division, Passaic County.

Item 4. Submission of Matters to a Vote of Securityholders.

     None.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock has been trading publicly on the OTC Bulletin Board under the symbol "TCHL" since 1994. The table below sets forth the range of quarterly high and low closing sales prices for our common stock on the OTC Bulletin Board during the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or conversion, and may not represent actual transactions.

TCHL COMMON STOCK



                                                             CLOSING BID                        CLOSING ASK
                                                        -----------------------           -------------------------
YEAR ENDING DECEMBER 31, 2000                            HIGH             LOW             HIGH                LOW
-----------------------------                            ----             ---             ----                ---
First Quarter (through March 24)................       10.00             4.1875          10.625             4.6875

YEAR ENDING DECEMBER 31, 1999
-----------------------------

First Quarter...................................       $2.625           $1.0625          $3.0               $1.3125

Second Quarter..................................        3.125            1.50             3.875              2.00

Third Quarter...................................        3.25             1.50             3.625              1.625

Fourth Quarter .................................        3.87             1.00             4.12               1.25

YEAR ENDING DECEMBER 31, 1998
-----------------------------

First Quarter...................................       $3.125           $1.75            $3.375             $2.125

Second Quarter..................................        2.6875           1.6875           3.00               2.00

Third Quarter...................................        2.1875           1.125            2.625              1.4375

Fourth Quarter..................................        2.0625           1.25             2.625              1.50


     As of February 2, 2000, there were 249 holders of record of our common stock.

     We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, we will continue to retain any earnings for use in the operation of our business. Payment of cash dividends in the future will depend upon our earnings, financial condition, any contractual restrictions, restrictions imposed by applicable law, capital requirements, and other factors deemed relevant by our Board of Directors.

     The transfer agent for our common stock is Interwest Transfer Co., Inc., P.O. Box 17136, Salt Lake City, Utah 84117.

     On February 3, 2000, our registration statement, filed on Form SB-2, was declared effective by the Securities and Exchange Commission. We are selling a minimum of 258,065 and a maximum of 451,613 shares of common stock at a price of $7.75 per share pursuant to a direct participation offering. We are also registering 90,045 shares of common stock for certain persons and 50,000 shares of common stock issuable upon exercise of certain outstanding warrants that may be resold from time to time in the future by certain selling security holders. Until we receive and accept subscriptions for the minimum number or 258,065 shares, or gross proceeds of at least $2.0 million, subscribers' funds will be deposited in escrow.

Recent Sales of Unregistered Securities

     As listed below, the Company issued shares of its Common Stock, par value $.01 per share, to the following individuals or entities for the consideration as listed in cash or services. All sales made within the United States or to United States citizens or residents were made in reliance upon the exemptions from registration under the Securities Act of 1933 as follows:

1. In November 1999 we issued 75,000 shares to Mint Corporation for consulting services pursuant to our agreement with Mint dated March 10, 1999. The issuance of the shares was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. The principals of Mint are sophisticated and had complete access to all relevant information regarding Tech Labs.

2. In June 1999 we issued to Coby Capital Corporation, a consultant to Tech Labs, options to purchase 50,000 shares at $1.85 per share. The options are exercisable for a period of four years from the date of grant, but may be extended upon the occurrence of certain specified events. The issuance of the options was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. The principal of Coby Capital is "accredited" and had access to all relevant information regarding Tech Labs.

3. In June 1999 we sold 90,045 shares to two "accredited" investors for gross proceeds of $200,000. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

4. In June 1999 we issued 25,000 shares to Mint Corporation for previously rendered consulting services pursuant to our agreement with Mint dated March 10, 1999. Pursuant to said agreement, Mint was also granted options to purchase 100,000 shares at $1.25 per share and 100,000 shares at $1.75 per share. The options are exercisable for a period of two years from the date of grant, but may be extended upon the occurrence of certain specified events. The issuance of the shares and options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

5. In June 1999 we issued 50,000 shares to MPX Network Solutions, Inc. pursuant to a consulting agreement in exchange for services. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The principal of MPX is sophisticated and had complete access to all relevant information regarding Tech Labs.

6. In March 1999 we issued 600 shares to a noteholder in payment of $600 in interest in lieu of cash, as provided under the terms of the note. The issuance of the shares was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. The noteholder purchased the note beteween December 1996 and October 1997. The noteholder was sophisticated and had access to all relevant information.

7. From September 1998 to April 1999, we sold shares of our common stock pursuant to Rule 504 of Regulation D under the Securities Act to eight investors who were either sophisticated or "accredited" as that term is defined under Rule 501(a) of Regulation D under the Securities Act. Each investor was given a private placement memorandum which included financial statements describing Tech Labs. Each investor also had access to Bernard M. Ciongoli, Tech Labs' president, and to other pertinent documentation. The offering raised a total of $443,200.00, $250,000 of which was raised in April 1999.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

     We were incorporated in 1947 as a New Jersey corporation. Our focus has historically been the design, manufacture, and sale of rotary switches. Switches have been a significant part of our revenue for five decades. In 1995, to augment revenues, we sought business in transformers and contract manufacturing. In 1998, we made a shift to new product development. In 1998, we also made our first sales of the IDS product, and in April of 1999, we completed the acquisition of the DynaTraX(TM) switch and technology. We will continue to focus on IDS and DynaTraX(TM) sales and development of additional products using these technologies.

     The following table sets forth the components of our revenues for each of our major business activities in 1997, 1998 and 1999 and their approximate percentage contribution to revenues for the period indicated:

PRODUCT TYPE                    1997     % of Revenue       1998      % of Revenue     1999    % of Revenue
------------                    ----     ------------       ----      ------------     ----    ------------
Switches                      $199,324       44.8%         $166,550       30.1%       $269,739      39.1%

IDS Sensors                          0          0           254,900       46.2%        298,853      43.4%

Transformers/Coils              53,595       12.1%           50,515        9.1%         46,786       6.8%

Contract Manufacturing         191,404       43.1%           80,520       14.6%         73,812      10.7%
                              --------      -----          --------      -----        --------     -----

Totals                        $444,323      100.0%         $552,485      100.0%       $689,190     100.0%
                              ========      =====          ========      =====        ========     =====

     The following table sets forth the percentages of gross profit for each of our major business activities in 1997, 1998 and 1999:


                                                                     Year Ended
                                                                    December 31,
                                    -----------------------------------------------------------------------------
PRODUCT TYPE                        1997          1998       Net Change       1998          1999       Net Change
------------                        ----          ----       ----------       ----          ----       ----------
Switches                            44.2%         45.0%          0.8%         45.0%         45.0%          -0-

IDS Sensors                           -0-         52.0%         52.0%         52.0%         54.6%          2.6%

Transformers/Coils                  22.7%         25.0%          2.3%         25.0%         25.0%          -0-

Contract Manufacturing              20.0%         22.8%          2.8%         22.8%         22.8%          -0-

Unallocated company expenses,
     including physical
     inventory adjustments
     and factory overhead          (31.2%)       (13.1%)        18.1%        (13.1%)       (14.0%)        (0.9%)

Total company gross profit %        (0.5%)        30.1%         30.6%         30.1%         31.4%          1.3%

     We have begun to shift out of the subcontracting and transformer business which provides low gross profit margins, for higher gross profit margin sales of IDS and other new products. While rotary switches produce high gross profits, demand for rotary switches is low.

     We have gradually shifted our product offering from less profitable to more profitable proprietary products.


Results of Operations

1999 compared to 1998

     Sales were $689,190 for 1999 as compared to $552,485 for the year ended 1998. The increase was due to growth in switch and sensor sales. We will continue efforts in the future to increase sales of these high margin products.

     Cost of sales of $472,790 for the year ended 1999 compared to $386,425 for the year ended 1998 increased due to sales of IDS sensors to the Department of Energy's Los Alamos facility, and increased switch sales.

     Selling, general, and administrative expenses increased by $531,325 in 1999 as compared to the prior period in 1998 which resulted from higher than normal expenses in 1999 due to professional fees associated with the acquisition of DynaTraX(TM), and the fees incurred in connection with Tech Labs' self-underwritten public offering.

     Losses from operations of ($654,929) in 1999 increased by $485,825 compared to losses of ($169,104) for the prior period as a direct result of higher administrative expenses, due to the non-recurring DynaTraX(TM) acquisition fees and legal fees, and self-underwritten public offering legal fees.

1998 Compared to 1997.

     Sales increased 24% from $444,322 in 1997 to $552,486 in 1998. This was due to an increase in sales of the Intrusion Detection System (IDS). We will continue our efforts to grow high margin IDS sales.

     Cost of sales decreased 16% from $446,457 in 1997 to $386,425 in 1998 due to an increase in sales of lower cost IDS products, which have a higher gross profit than historical products.

     Selling, general and administrative expenses, including depreciation, increased 24% from $265,104 in 1997 to $329,849 in 1998 due to increased sales efforts, engineering, testing, and promotion of new product introductions, as well as consulting, legal, and other expenses in connection with the acquisition of the DynaTraX(TM) product line.

     Income (loss) from operations decreased 39% from a loss of ($267,239) in 1997 to a loss of ($163,788) in 1998 due to higher gross profit margins on new products.

     Interest expense decreased negligibly from $6,996 in 1997 to $6,970 in 1998.

Liquidity and Capital Resources.

     During the years ended December 31, 1997, 1998 and 1999 we have had difficulty meeting our working capital requirements, which was a result of lower sales, limited marketing efforts, and continued losses from operations. During the years ended December 31, 1997 and 1998, we completed sales of our common stock which raised approximately $407,000 in 1997 and $603,716 in 1998.

     During calendar year 1999 we raised an additional $250,000 for the acquisition of the DynaTraX(TM) assets and an additional $200,000 for working capital. On October 25, 1999 Tech Labs borrowed $50,000 at 10% interest per year pursuant to a promissory note and security agreement with the lender. Under the terms of the security agreement, Tech Labs assigned a security interest in two of Tech Labs' purchase orders totaling $543,000. Under the terms of the promissory note, the $50,000 was to be repaid in full no later than December 24, 1999. The Note was extended to a due date of January 28, 2000 at an interest rate of 14%. In addition, Tech Labs entered into three unsecured promissory notes, as described below, in the amount of $50,000 each, at an interest rate of 10%:

o  Note 1.  Executed December 13, 1999 and is due February 13, 2000

o  Note 2.  Executed December 15, 1999 and is due February 15, 2000

o  Note 3.  Executed December 20, 1999 and is due February 20, 2000

     During 1998 we sold our first IDS products to the U.S. government Los Alamos facility. Continued sales will, however, be dependent upon sustained marketing efforts. Because sales from our historical lines of products have not in the past, and are not in the future expected to generate sufficient revenue to support our product development and marketing and sales efforts for our DynaTraX(TM) and IDS products, we will be required to meet our capital needs to finance our business plan through the sale of our shares of common stock.

     In 1999, Tech Labs began an SB-2 public offering to raise equity of $2,000,000 (minimum) to $3,500,000 (maximum). This offering is expected to be completed in April of 2000.

Factors that May Affect Future Events.

The following factors, among others, could cause actual events and financial results to differ materially from those anticipated by forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

     We have no patent or copyright protection on our current products, other than aspects of the DynaTraX(TM) product and technology. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. Other than with regard to the DynaTraX(TM) patents, which have been issued to date only in England, we intend to rely substantially on unpatented, proprietary information and know-how. We are also presently prosecuting the patent applications filed in the United States and the European Common Market.

     There is a risk that our current products may malfunction and cause loss of, or error in, data, loss of man hours, damage to, or destruction of, equipment or delays. Consequently, we, as the manufacturer of components, assemblies and devices may be subject to claims if such malfunctions or breakdowns occur. We are not aware of any past or present claims against us. While we presently do not maintain product liability insurance, we intend to obtain such coverage at the completion of this offering if such coverage can be obtained on affordable terms. We cannot predict at this time our potential liability if customers make claims against us asserting that DynatraX(TM), IDS or other new products fail to function. Since we have no insurance we could incur substantial expenses defending ourselves against a product liability claim. If we are found to be liable for any product liability claim it could could result in substantial losses to our business.

     We entered into an Amended Joint Marketing Agreement as of October 1, 1997 with Elektronik Apparatebau GmbH (EAG), W.T. Sports, Ltd. and FUA Safety Equipment, AG and a Confidentialty and Manufacfuring Agreement with the same parties and dated the same date, pursuant to which Tech Labs was granted the exclusive right to manufacture in the U.S. and market and sell in the U.S., Canada and South America the IDS products. The agreements terminate on September 30, 2007 subject to automatic renewals for successive one-year periods unless either party gives notice of non-renewal. The agreements can be terminated earlier upon a default of any material obligation. If the license is terminated, we would be unable to use EAG's technology in our perimeter detection system products. Even if the agreements remain in effect until September 30, 2007, it will be necessary at that time to negotiate a new agreement or license or acquire a suitable replacement technology.

     Our hospitality software sales are greatly dependent upon a Joint Marketing Agreement we entered into on October 15, 1999 with TravelNet Technologies, Inc., pursuant to which we were granted the right to sell the "Data Valet" software system, which operates with the DynaTraX(TM) switch technology. This integrated system provides high-speed Internet and bundled digital services to business travelers and hotel guests. This agreement, which terminates on September 10, 2002, can be renewed with the mutual consent of both parties. It will be necessary at that time to negotiate a new agreement or license or acquire a suitable replacement technology. If replacement software is not available it could greatly harm our ability to sell the DynaTraX(TM) switch technology in hospitality environments.

     In connection with the acquistion of the DynaTraX(TM) technology, we acquired digital switches, finished products and parts from NORDX/CDT. We do not have insurance on that inventory. Damage or destruction of some or all of the inventory by fire, theft or by acts of nature would result in substantial losses and would harm our business.

Item 7. Financial Statements.

Report of independent certified public accountants                      F-1

Consolidated balance sheet for the years ended December 31, 1999,
1998 and 1997                                                           F-2, F-3

Consolidated statements of operations for the years ended
December 31, 1999, 1998 and 1997                                        F-4

Consolidated statements of stockholders' equity for the years
ended December 31, 1999, 1998 and 1997                                  F-5

Consolidated statements of cash flows for the years ended
December 31, 1999, 1998 and 1997                                        F-6

Notes to consolidated financial statements                              F-7

                         REPORT OF INDEPENDENT AUDITORS


                            Charles J. Birnberg, CPA
                               150 Overlook Avenue
                          Hackensack, New Jersey 07601



                                                                  March 24, 2000


To The Board of Directors of Tech Laboratories, Inc.

     I have audited the Balance Sheets of Tech Laboratories, Inc. as of December 31, 1997, 1998 and 1999 and the related Statements of Income and Retained Earnings, and Cash Flows for the years then ended. These financial statements are the responsibility of the company's management.

     The audits were conducted in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

     Therefore, the financial statements in my opinion, present fairly the financial position of Tech Laboratories, Inc. as of December 31, 1997, 1998 and 1999 and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                     Sincerely,

                                                     /s/ Charles J. Birnberg

                                                     Charles J. Birnberg
                                                     Certified Public Accountant

Hackensack, New Jersey

                            TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                        DECEMBER 31, 1997, 1998 AND 1999


                                     ASSETS

                                                              1997                 1998                 1999
                                                           ----------           ----------           ----------
Current Assets:
  Cash                                                     $  166,173           $  532,780           $  162,925
  Marketable Securities, at the Lower of
    Cost or Market (Note 1)                                    59,343               56,693               61,453
  Accounts Receivable, net of Allowance
    of $10,000 in 1999, 1998 and 1997                          90,734              143,462               57,697
  Inventories (Notes 1 & 2)                                   269,209              270,118              816,703
  Prepaid Expense                                                   0                3,357                4,055
                                                           ----------           ----------           ----------
        Total Current Assets                               $  585,459           $1,006,410           $1,102,833
                                                           ----------           ----------           ----------
Property, Plant and Equipment at Cost (Note 1)
  Leasehold Improvements                                        2,247                2,247                2,247
  Machinery, Equipment and Instruments                        223,884              230,137              379,815
  Furniture and Fixtures                                       67,425               67,425               75,899
                                                           ----------           ----------           ----------
                                                           $  293,556           $  299,809           $  457,961

  Less: Accumulated Depreciation & Amortization               281,029              299,162              314,162
                                                           ----------           ----------           ----------
    Net, Property, Plant and Equipment                     $   12,527           $      647           $  143,799
                                                           ----------           ----------           ----------
Other Assets                                               $   11,540           $   11,540           $   11,540
                                                           ----------           ----------           ----------

        Total Assets                                       $  609,526           $1,018,597           $1,258,172
                                                           ==========           ==========           ==========


The accompanying notes are an integral part of these financial statements

                            TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                        DECEMBER 31, 1997, 1998 AND 1999


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                  1997           1998           1999
                                               ----------     ----------     ----------
Current Liabilities:
  Current Portion of Long Term Debt (Note 5)   $   34,445     $   32,742     $   28,559
  Short-Term Loans Payable (Note 6)                43,373         43,373        243,373
  Accounts Payable and Accrued Expenses            48,148         42,155        260,745
  Other Utilities                                  53,945         36,600          3,190
                                               ----------     ----------     ----------
        Total Current Liabilities              $  179,911     $  154,870     $  535,867
                                               ----------     ----------     ----------

Stockholders' Investment:
  Common Stock, $.01 Par Value;
  5,000,000 Shares Authorized; 3,650,660
    Issued (Note 7)                            $   13,753     $   23,483     $   36,507
  Less: 11,316 Shares Reacquired and
    and Held in Treasury                             (113)          (113)          (113)
                                               ----------     ----------     ----------
                                               $   13,640     $   23,370     $   36,394

  Common Stock Subscribed (Note 7)                    500              0              0
  Capital Contributed in Excess of Par Value      721,847      1,315,833      1,816,316
  Retained Earnings                                     0              0              0
  Accumulated Deficit                            (306,372)      (475,476)    (1,130,405)
                                               ----------     ----------     ----------
                                               $  429,615     $  863,727     $  722,305
                                               ----------     ----------     ----------
        Total Liabilities and Stockholders'
          Investment                           $  609,526     $1,018,597     $1,258,172
                                               ----------     ----------     ----------


The accompanying notes are an integral part of these financial statements

                            TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                        DECEMBER 31, 1997, 1998 AND 1999

                                                 1997           1998           1999
                                             -----------    -----------    -----------
Sales                                        $   444,322    $   552,486    $   689,190
                                             -----------    -----------    -----------
Costs and Expenses:
  Cost of Sales                                  446,457        386,425        472,790
  Selling, General and Administrative
    Expenses                                     265,104        329,849        861,174
                                             -----------    -----------    -----------
                                                 711,561        716,274      1,333,964
                                             -----------    -----------    -----------

Income/(Loss) From Operations                ($  267,239)   ($  163,788)   ($  644,774)
                                             -----------    -----------    -----------

Other Income (Expenses):
  Interest Income                            $       166    $     1,654    $     1,150
  Interest Expense                                (6,996)       (6,970}        (11,305)
                                             -----------    -----------    -----------
                                             ($    6,830)       ($5,316)   ($   10,155)
                                             -----------    -----------    -----------

  Income/(Loss) Before Income Taxes          ($  274,069)   ($  169,104)   ($  654,929)
  Provision for Income Taxes (Notes 1 & 4)          --             --             --
                                             -----------    -----------    -----------
Net Income/(Loss)                            ($  274,069)   ($  169,104)   ($  654,929)
  Accum. Earnings/(Deficit,) Beg. of Year    ($   32,303)   ($  306,372)   ($  475,476)
                                             -----------    -----------    -----------

  Accum. Earnings/(Deficit,) End of Year     ($  306,372)   ($  475,476)   ($1,130,405)
                                             -----------    -----------    -----------
Income/(Loss) Per Share (Note 3)             ($     0.18)   ($     0.06)   ($     0.18)


The accompanying notes are an integral part of these financial statements

                                TECH LABS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                            YEARS 1997, 1998 AND 1999


                                        COMMON STOCK
                                                                      CAPITAL IN
                                                                       EXCESS OF         ACCUMULATED
                                 SHARES             AMOUNT             PAR VALUE           DEFECIT              TOTAL
                              -----------         -----------         -----------        -----------         -----------
BALANCE
DECEMBER 31, 1996               1,101,532         $     9,189         $   317,585        $   (32,303)        $   294,471

STOCK ISSUED                           --               4,451             404,262                                408,713

STOCK SUBSCRIBED                       --                 500                                                        500

NET INCOME/
(LOSS)                                                                                      (274,069)           (274,069)
                              -----------         -----------         -----------        -----------         -----------

BALANCE
DECEMBER 31, 1997               1,546,632         $    14,140         $   721,847        $  (306,372)        $   429,615

STOCK ISSUED                    1,323,311               9,230             593,986                                603,216

NET INCOME/(LOSS)                                                                           (169,104)           (169,104)
                              -----------         -----------         -----------        -----------         -----------

BALANCE
DECEMBER 31, 1998               2,869,943         $    23,370         $ 1,315,833        $  (475,476)        $   863,727

STOCK ISSUED                      780,717              13,024             500,483                                513,507

NET INCOME/(LOSS)                                                                           (654,929)           (654,929)
                              -----------         -----------         -----------        -----------         -----------
BALANCE
DECEMBER 31, 1999               3,650,660         $    36,394         $ 1,816,316        $(1,130,405)        $   722,305



The accompanying notes are an integral part of these financial statements

                            TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                        DECEMBER 31, 1997, 1998 AND 1999

                                                       1997            1998            1999
                                                   -----------     -----------     -----------
Cash Flows From (For) Operating Activities:
  Net Income/(Loss) From Operations                ($  274,069)    ($  169,104)    ($  654,929)

  Add/(Deduct) Items Not Affecting Cash:
    Depreciation/Amortization (Note 1)                   7,278          11,880          15,000
    Unrealized (Gain)/Loss on Valuation of
      Marketable Securities (Note 1)                         0           3,357             470
  Changes in Operating Assets and Liabilities:
    Marketable Securities                              (35,001)         (2,650)         (4,290)
    Accounts Receivable                                  2,615         (52,728)         85,765
    Inventories                                         22,665            (909)       (546,585)
    Accounts Payable and Accrued Exp                    (7,925)        (40,249)        216,359
    Other Assets and Liabilities                        15,862          14,997             593
                                                   -----------     -----------     -----------
Net Cash Flows For Operating Activities            ($  268,575)    ($  235,406)    ($  887,617)
                                                   -----------     -----------     -----------

Cash Flows From (For) Investing Activities:
  Increase in Fixed Assets                         $         0     $         0     ($  158,152)
                                                   -----------     -----------     -----------
Net Cash Flows From (For) Investing Activities     $         0     $         0     ($  158,152)
                                                   -----------     -----------     -----------

Cash Flows From (For) Financing Activities:
  Acquisition/(Repayment) of S.T. Debt             ($   10,000)    ($    1,703)    $   162,407
  Issuance of Common Stock                             407,500         603,716         513,507
                                                   -----------     -----------     -----------
Net Cash Flows From (For) Financing Activities:    $   397,500     $   602,013     $   675,914
                                                   -----------     -----------     -----------
Net Increase/(Decrease) in Cash                    $   128,925     $   366,607     ($  369,855)
Cash Balance, Beginning of Year                         21,398         166,173         532,780
                                                   -----------     -----------     -----------
Cash Balance, End of Year                          $   150,323     $   532,780     $   162,925
                                                   -----------     -----------     -----------


The accompanying notes are an integral part of these financial statements

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1)  Summary of Significant Accounting Policies

     CASH - Includes Tech Lab's checking account at Hudson United Bank. There are no Cash Equivalents.

     ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1997, 1998 and 1999 physical inventories were taken and tested.

PROPERTY AND DEPRECIATION - Additions to property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           ASSETS                ESTIMATED USEFUL LIVES

                           Machinery                 5 to 7 years
                           Furniture & Fixtures      5 to 7 years

Maintenance and repairs are charged to expense as incurred. The cost of betterments is capitalized and depreciated at appropriate rates. Upon retirement or other disposition of property items, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of income.

INCOME TAXES - Income tax expense is based on reported income and deferred tax credit is provided for temporary differences between book and taxable income.

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $59,343 at December 31, 1997, $56,693 at December 31, 1998, and $61,453 at December 31, 1999.

(2)  Inventories:

Inventories at December 31, 1997, 1998 and 1999 were as follows:

                                               1997          1998         1999
                                               ----          ----         ----
     Raw Materials & Finished Components     $231,202      $202,359     $715,438
     Work in Process & Finished Goods          38,007        67,759      107,265
                                             --------      --------     --------
                                             $269,209      $270,118     $816,703
                                             --------      --------     --------

(3)  Income/(loss) Per Share:

Income/(loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 1997 of 1,550,048, during the year ended December 31, 1998 of 2,202,905, and for the year ended December 31, 1999, 3,650,660.

(4)  Income Taxes:

At December 31, 1997, 1998 and 1999 the balance of operating loss carryforward was $1,049,903, $1,219,007 and $1,873,936, respectively, which can be utilized to offset future taxable income.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the years indicated:

                                                     CURRENT         NON-CURRENT
YEAR ENDED      PAYEE              INTEREST RATE     AMOUNT            AMOUNT
----------      -----              -------------     ------            ------

 1997          Hudson United Bank    Prime +1.5%     $34,445            --
 1998          Hudson United Bank    Prime +1.5%     $32,742            --
 1999          Hudson United Bank    Prime +1.5%     $28,559            --

Certain marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable

Demand loans payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balances due as of December 31, 1997, 1998 and December 31, 1999 was $43,373 for 1997 and 1998, and
$243,373 for 1999, which includes accrued interest for all three years. The annual interest rate for these loans ranged between six (6%) percent and ten (10%) percent. One loan in the principal amount of $11,500 together with accrued interest of $4,294 at December 31, 1999 is secured by the assets of Tech Labs. In October of 1999, three short-term loans for a total of $200,000 at (10%) ten percent annual interest were completed. Certain contractural revenues were pledged to secure this loan.

(7)  Common Stock

In 1997, Tech Labs converted $217,500 of short term loans into 198,750 shares of common stock.

In 1997 and 1998, Tech Labs completed a placement of common stock pursuant to Rule 504 which raised $917,324.

In 1999, Tech Labs began an SB-2 offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering is expected to be completed in April, 2000.

(8)  Commitments and Contingencies

     Tech Labs entered into an exclusive agreement with Elektronik Apparatebau
(EAG), FUA Safety Equipment and Double T Sports Ltd. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells.

(9)  Subsequent Events

     On April 27, 1999, Tech Labs completed the purchase of existing inventories and test equipment of the discontinued DynaTraX(TM) Product Line from NORDX/CDT for $500,000. In accordance with the purchase price method of accounting, the purchase price for the assets referenced above was allocated to the assets acquired on the basis of preliminary fair market values, which may be revised at a later date. Results subsequent to the date of acquisition will be included in Tech Lab's financial statements. Had the results of the DynaTraX acqusition been included in our consolidated statements for 1997, 1998 and 1999, the effect would have been material.

                                Year Ended                    Year Ended
     DynaTraX                   December 31,                 December 31,
    (Unaudited)                     1998                        1999
    -----------                 -----------                  -----------
Net Sales                       $   400,000                  $   100,000
Cost of Sales                       300,000                       20,000
                                -----------                  -----------
Gross Profit                        100,000                       80,000

Research/Dev                        900,000                          -0-
Selling & G&A Exp                 1,700,000                       50,000
                                -----------                  -----------
Pre-Tax Inc./(Loss)             $(2,500,000)                 $    30,000

Income Tax (Expense)/
Benefit-Pro-Forma                 1,150,000                          -0-
                                -----------                  -----------
Net Income/(Loss)               $(1,350,000)                 $    30,000
                                -----------                  -----------

                                 Investment                    Purchase
                                (Unaudited)                      Price*
                                ----------                   -----------
Inventory                         2,700,000                  $   400,000
Test Equip.                         355,000                      100,000
                                -----------                  -----------
Total                           3,055,000                        500,000
                                ===========                  ===========

* Included in December 31, 1999 Tech Labs balance sheet.

       Effect on             (Unaudited)
    Tech Labs, Inc.           Year Ended                      Year Ended
      (Pro-Forma)          December 31, 1998              December 31, 1999
                           -----------------              -----------------
Net Sales                    $   952,486                     $   535,160
Net Income/(loss)             (1,519,104)                    $  (387,836)
                             -----------                     -----------
EPS                          $     (0.54)                    $     (0.14)
                             ===========                     ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Information required by Items 9, 10, 11, and 12 of Part III of this Annual Report is incorporated by reference to the Company's Definitive Proxy Statement.

                                     III-1

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.



                                  EXHIBIT INDEX

3.1      Certificate  of  Incorporation.(1)
3.2      By-Laws of Tech Labs.(1)
10.1 Amended Joint Marketing Agreement and Confidentiality and Manufacturing Agreement dated as of October 1, 1998 between Tech Labs and Elktronic Apparutebau Gmbh (EAG), W.T. Sports, Ltd. and FVA Safety Equipment, AG.(1)
10.2     Employment  Agreement  between  Tech Labs and Bernard M.  Ciongoli.(1)
10.3     First Amendment to Employment  Agreement  between Tech Labs and Bernard
         M. Ciongoli.(2)
10.6     Patent and Trademark assignments.(1)
10.7 Consulting Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.8 Consulting Agreement dated March 22, 1999 between Tech Labs and MPX Network Solutions.(2)
10.9 Consulting Agreement dated June 2, 1999 between Tech Labs and Coby Capital Corporation.(2)
10.10 Assignment of Lease dated May 1, 1992 between William Tanis as Landlord, Forsee Corporation as Assignor and Tech Labs as Assignee.(2)
10.11 Asset Acquisition Agreement dated as of March 12, 1999 by and between NORDX/CDT, Inc. and Tech Labs.(2)
10.12    Tech Labs Stock Option Plan.(2)
10.13 Stock Option Agreement dated June 3, 1999 between Tech Labs and Coby Capital Corporation.(2)
10.14 Stock Option Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.15 Stock Option Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.16 Joint Marketing Agreement dated October 15,1999 between Tech Labs and TravelNet Technologies, Inc.(3)
10.17 Promissory Note and Security Agreement dated October 25, 1999 between Tech Labs and Peter B. Hirschfield, Trustee, Olive Cox-Sleeper Trust dated 10/3/58 f/b/o Bert L. Atwater.(4)
10.18 Promissory Note dated December 13, 1999 between Tech Labs and Campbell Steward.(5)
10.19    Promissory Note dated December 15, 1999 between Tech Labs and Herbert
         L. Camp, Esq.(5)
10.20 Promissory Note dated December 20, 1999 between Tech Labs and Thomas McKean, Esq.(5)
21.1     Subsidiaries of the Company
27       Financial Data Schedule

(1) Incoporated by reference from the Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on July 9, 1999.

(2) Incorporated by reference from Amendment No. 1 Registrant's Registration Statement on Form 5B-2, File No. 333-82595, effective February 3, 2000, filed on October 18, 1999.

(3) Incorporated by reference from Amendment No. 2 to Registrant's Registration Statement on Form 5B-2, File No. 333-82595, effective February 3, 2000, filed on November 19, 1999.

(4) Incorporated by reference from Amendment No. 3 to Registrant's Registration Statement on Form 5B-2, File No. 333-82595, effective February 3, 2000, filed on December 17, 1999.

(5) Incorporated by reference from Amendment No. 5 to Registrant's Registration Statement on Form 5B-2, File No. 333-82595, effective February 3, 2000, filed on January 28, 1999.

     (b)  Reports on Form 8-K.

          None.

                                     III-2

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 30, 2000                           TECH LABORATORIES, INC.



                                                 By:   /s/ Bernard M. Ciongoli
                                                       -------------------------
                                                       Bernard M. Ciongoli
                                                       President