Form 10KSB/A
period 1999-12-31
TECH LABORATORIES INC
filed 2000-05-01
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                                  FORM 10-KSB/A

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
        Item 8.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure .................................................. III-1

Part III................................................................................. III-1

        Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act ..................... III-1

        Item 10.  Executive Compensation ................................................ III-2

        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management............................................................. III-3

        Item 12.  Certain Relationships and Related Transactions......................... III-4

        Item 13.  Exhibits and Reports on Form 8-K ...................................... III-5

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
                             ===========                     ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, and Key Consultants

Name                           Age           Title
----                           ---           -----

Bernard M. Ciongoli            53            President, Treasurer, and Director

Earl M. Bjorndal               48            Vice President and Director

Carmine O. Pellosie, Jr.       57            Secretary and Director

Richard J. Rice                62            Director

     Each director is elected for a period of three years and until his successor is duly elected by shareholders and qualified. Officers serve at the will of the board of directors.

     Bernard M. Ciongoli became our president and a director in late 1992, and became Treasurer in 1998. From 1990 through 1991 he served as president of HyTech Labs, a company engaged in sales and servicing of electronic test equipment. During the years of 1987 to 1990, he acted as the principal owner and President of Bernco Developers, a real estate developer. Mr. Ciongoli holds a degree in electronic engineering from Paterson Institute of Technology.

     Earl M. Bjorndal has been with us in various capacities since 1981. He has been a director since 1985, and became a vice president in 1992. He is a graduate of the New Jersey Institute of Technology with both bachelor's and master's degrees in industrial engineering.

     Carmine O. Pellosie, Jr. has been a director since the formation of Tech Logistics, Inc. in 1997 and has been our Secretary since April 1999. Since January 1, 1999, he has been the Controller of the Passaic County Department of Health and Human Services. Prior to January 1999, he was, for more than five years, president of International Logistics, Inc.

     Richard J. Rice has served as a director since July 1999. He has served as chairman of Teletalk International Services, Inc. since June 1994. He also serves as president and CEO of Richard J. Rice, Inc. since November 1993. Prior to 1993 Mr. Rice was president and CEO of Long Distance Services, Inc. for more than five years.



Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than ten percent of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

     All filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with except as follows: the Form 3 due ten days following the effectiveness of Tech Labs' registration statement, filed on Form SB-2 and declared effective February 3, 2000, was not timely filed for Richard Rice or Louis Tomasella; and the Schedule 13G and 13D, also required to be filed within ten days of the aforementioned registration statement, for Earl Bjorndal and Bernard Ciongoli, respectively, were not timely filed. The late Forms were filed within several days of their required due date.

Involvement in certain legal proceedings.

     During the past five years, no director or executive officer of Tech Labs has been involved in legal proceedings of the nature required to be disclosed by this item.

                                     III-1

Item 10. Executive Compensation

     The following table summarizes the compensation paid to or earned by our president. No other officer has received compensation in excess of $100,000 in any recent fiscal year.

                           Summary Compensation Table

                                                                              Long-Term
                                         Annual Compensation                Compensation
                                   -----------------------------------      -------------
                                                                              Shares of
                                                                             Common Stock
                                                                            Issuable Upon
    Name and 1999                                                            Exercise of
 Principal Position                Year       Salary($)       Bonus($)         Options
 ------------------                ----       ---------       --------         -------
Bernard M. Ciongoli                1999       $125,000          0
  President, Treasurer             1998       $125,000          0              300,000
                                   1997       $125,000          0

     No options were granted in 1999 to any employee of Tech Labs which is required to be disclosed by this item.

     We have a five (5) year employment contract with Mr. Ciongoli that commenced October 1, 1998, and amended June 18, 1999. Mr. Ciongoli is currently compensated at the base salary rate of $125,000 per annum. Mr. Ciongoli is also entitled to receive two (2%) percent of our sales in excess of $1,000,000 during any year he is employed by us. In addition, Mr. Ciongoli was also granted an option exercisable for five (5) years from date of grant to purchase 300,000 shares of stock at $.50 per share, such option to vest in increments of 100,000 shares per annum on each anniversary date of the agreement commencing October 1, 1998. The agreement is automatically renewed for one (1) year unless either party terminates the agreement in writing at least 180 days prior to the expiration of the term or of any renewal period.

     In 1996 we granted to Mr. Ciongoli an option to purchase 100,000 shares of common stock exercisable for five (5) years at $.50 per share under our stock option plan.

     We do not have employment agreements with any other officer or other employee. Our directors are not presently compensated.

                                     III-2

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table describes, the ownership of the presently issued and outstanding shares of our common stock by:

     o    persons  known  to us to own  more  than  5% of  such  stock,  and

     o the ownership of common stock by our directors, and by all officers and directors as a group.

                                         Number of
                                        Shares Owned
                                        Beneficially
Name                                   and of Record     % of Shares
----                                   -------------     -----------

Bernard M. Ciongoli                        820,000          20.76%

Earl Bjorndal                              248,344           6.71%

Carmine O. Pellosie, Jr.                    40,000           1.10%

Richard J. Rice                             80,000           2.19%

All officers and directors as a
group (4 persons)                        1,188,344          30.76%


o The information for Mr. Ciongoli includes 100,000 shares issuable upon the exercise of immediately exercisable options granted under our stock option plan and 200,000 shares issuable upon exercise of options earned under our employment agreement with Mr. Ciongoli.

o The information for Mr. Bjorndal includes 50,000 shares issuable upon the exercise of immediately exercisable options granted under our stock option plan.

o The information for Mr. Pelosie does not include 20,000 shares issuable upon the exercise of options granted upon our stock option plans, which options are not exercisable until July 2000.

o The information as to all officers and directors as a group also includes 20,000 shares issuable upon the exercise of immediately exercisable options granted under our stock option plan.

                                     III-3

Item 12. Certain Relationships and Related Transactions.

     During the past two (2) years there were no transactions of the nature required to be disclosed by this item.

                                     III-4

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.



                                  EXHIBIT INDEX

3.1      Certificate  of  Incorporation.(1)
3.2      By-Laws of Tech Labs.(1)
10.1 Amended Joint Marketing Agreement and Confidentiality and Manufacturing Agreement dated as of October 1, 1998 between Tech Labs and Elktronic Apparutebau Gmbh (EAG), W.T. Sports, Ltd. and FVA Safety Equipment, AG.(1)
10.2     Employment  Agreement  between  Tech Labs and Bernard M.  Ciongoli.(1)
10.3     First Amendment to Employment  Agreement  between Tech Labs and Bernard
         M. Ciongoli.(2)
10.6     Patent and Trademark assignments.(1)
10.7 Consulting Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.8 Consulting Agreement dated March 22, 1999 between Tech Labs and MPX Network Solutions.(2)
10.9 Consulting Agreement dated June 2, 1999 between Tech Labs and Coby Capital Corporation.(2)
10.10 Assignment of Lease dated May 1, 1992 between William Tanis as Landlord, Forsee Corporation as Assignor and Tech Labs as Assignee.(2)
10.11 Asset Acquisition Agreement dated as of March 12, 1999 by and between NORDX/CDT, Inc. and Tech Labs.(2)
10.12    Tech Labs Stock Option Plan.(2)
10.13 Stock Option Agreement dated June 3, 1999 between Tech Labs and Coby Capital Corporation.(2)
10.14 Stock Option Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.15 Stock Option Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.16 Joint Marketing Agreement dated October 15,1999 between Tech Labs and TravelNet Technologies, Inc.(3)
10.17 Promissory Note and Security Agreement dated October 25, 1999 between Tech Labs and Peter B. Hirschfield, Trustee, Olive Cox-Sleeper Trust dated 10/3/58 f/b/o Bert L. Atwater.(4)
10.18 Promissory Note dated December 13, 1999 between Tech Labs and Campbell Steward.(5)
10.19    Promissory Note dated December 15, 1999 between Tech Labs and Herbert
         L. Camp, Esq.(5)
10.20 Promissory Note dated December 20, 1999 between Tech Labs and Thomas McKean, Esq.(5)
21.1     Subsidiaries of the Company was previously filed.
27       Financial Data Schedule

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

     (b)  Reports on Form 8-K.

          None.

                                     III-5

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 1, 2000                            TECH LABORATORIES, INC.



                                                 By:   /s/ Bernard M. Ciongoli
                                                       -------------------------
                                                       Bernard M. Ciongoli
                                                       President



                                     III-6