Form 10QSB
period 2000-03-31
TECH LABORATORIES INC
filed 2000-05-15
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

                         Commission File Number 000-27592

                            -------------------------

                             TECH LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

             New Jersey                                         22-1436279
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

         955 Belmont Avenue
          North Haledon, NJ
                                                                        07508
      (Address of Registrant's                                        (Zip Code)
     principal executive office)

       Registrant's telephone number, including area code: (973) 427-5333

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]       No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of May 12, 2000: 3,944,039

                             Tech Laboratories, Inc.

                                    FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   1
         Balance  Sheets as of March 31, 1999
         And 2000 (unaudited)...............................................   1
         Statements of Operations --For the Three Months
           Ended March 31,1999 and 2000 (unaudited).........................   3
         Statements of Cash Flows -- For the Three
           Months Ended March 31,1999 and 2000 (unaudited)..................   4
         Notes to Consolidated Financial Statements.........................   5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   7

         Signatures.........................................................   8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             MARCH 31, 1999 AND 2000

                                  (UN-AUDITED)


                                     ASSETS

                                                         1999           2000
                                                      ----------     ----------
Current Assets:

     Cash                                             $  666,850     $   88,602
     Marketable Securities, at the Lower of
          Cost or Market                                  56,693         61,453
     Accounts Recievable, net of Allowance
          for Doubtful Accounts of $10,000                91,245        251,539
     Investment                                          500,000              0
     Inventories                                         373,817        851,126
     Prepaid Expenses                                      3,357          4,055
                                                      ----------      ---------

               Total Current Assets                   $1,691,962     $1,256,775
                                                      ----------      ---------

Property, Plant and Equipment, at Cost

     Leasehold Improvements                                2,247          2,247
     Machinery, Equipment and Instruments                230,137        379,815
     Furniture and Fixtures                               67,425         75,899
                                                      ----------     ----------
          Total Property, Plant & Equipment           $  299,809        457,961
     Less: Accumulated Depreciation & Amortz             299,162        314,162
                                                      ----------     ----------
          Net, Property, Plant and Equipment          $      647        143,799
                                                      ----------     ----------

Other Assets - Including SB-2 Escrow Deposits         $   11,540     $  935,301
                                                      ----------     ----------

          Total Assets                                $1,704,149     $2,335,875
                                                      ----------     ----------


The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             MARCH 31, 1999 AND 2000

                                  (UN-AUDITED)


                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                        1999             2000
                                                     -----------    -----------
Current Liabilities:

     Current Portion of L.T. Debt                    $    32,742    $    27,727
     Short-Term Loans Payable                             43,373        243,373
     Accounts Payable                                     87,092        260,277
     Other Liabilities                                    36,600         32,933
     SB-2 Subscribers' Liability                             -0-        923,761
                                                     -----------    -----------

               Total Current Liabilities             $   199,807    $ 1,488,471
                                                     ===========    ===========

Stockholders; Investment:
     Common Stock $.01 Par Value;
     5,000,000 Shares Authorized; 3,650,660
          Issued                                     $    29,604         36,507
      Less: 11,316 Shares Reacquired and
          Held in Treasury                                  (113)          (113)
                                                     -----------    -----------
                                                     $    29,491    $    36,394

     Common Stock Subscribed                                   0         75,000
     Capital Contributed in Excess of Par Value        1,995,264      1,816,316
     Retained Earnings/ (Accum. Deficit)                (520,413)    (1,080,306)
                                                     -----------    -----------
                                                     $ 1,504,342    $   847,704
                                                     -----------    -----------
          Total Liabilities and Stockholders'
                 Equity                              $ 1,704,149    $ 2,335,875
                                                     -----------    -----------



The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                             MARCH 31, 1999 AND 2000


                                  (UN-AUDITED)


                                                        1999             2000
                                                    -----------     -----------

Sales                                               $    77,649     $   319,243
                                                    -----------     -----------

Costs and Expenses:
     Cost of Sales                                       52,025         140,622
     Selling, General and Administrative
          Expenses                                       70,561         128,522
                                                    -----------     -----------
                                                        122,586         269,144
                                                    -----------     -----------

Income/(loss) from Operations                       ($   44,937)    $    50,099
                                                    -----------     -----------

Other Income (Expenses):                                    -0-             -0-


Income/ (Loss) Before Income Taxes                  ($   44,937)         50,099
Provision for Income Taxes                                    0               0
                                                    -----------     -----------
Net Income/ (Loss)                                  ($   44,937)         50,099

Retained Earnings/(Accum. Deficit,) Beg. Yr            (475,576)     (1,130,405)
                                                    -----------     -----------
Retained Earnings/(Accum. Deficit), End. Yr         ($  520,413)     (1,080,306)


Income/ (Loss) Per Share                            ($     0.03)    $      0.01



The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW
                             MARCH 31, 1999 AND 2000

                                  (UN-AUDITED)

Cash Flow From (for)                                      1999             2000
                                                     ---------        ---------
Operating Activities:

Net Income/ (Loss) From Operations                   $ (44,937)       $  50,099

ADD/(Deduct) Items
     Not Affecting Cash:
               Depreciation                                -0-              -0-
               Amortization                                -0-              -0-

Changes in Operating
     Assets and Liabilities:
          Accounts Receivable                           52,217         (193,842)
          Inventories                                 (103,699)         (34,423)
          Prepaid Expenses                                 -0-              -0-
          Accounts Payable and
               Accrued Expenses                         44,937              (68)
          Other Assets/Liabilities                         -0-           28,911
Net Cash Flow from (for)                              --------         --------
     Operating Activities                              (51,482)        (149,323)
                                                      --------         --------
Cash Flows From (For)
     Investing Activities                             (500,000)             -0-

Cash Flows From (For)
     Financing Activities:

     Issuance of Common Stock                          685,552              -0-

     Common Stock Subscriptions                            -0-           75,000
                                                     ---------        ---------
Net Cash Flow From (For)
     Finnancing Activities                             685,552           75,000
                                                     ---------        ---------

Net Increase/(Decrease) in Cash                        134,070          (74,323)

Cash Balance Beginning of Year                         532,780          162,925
                                                     ---------        ---------

Cash Balance End of First Quarter                      666,850           88,602
                                                     ---------        ---------


The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                  (UNAUDITED)


(1)  Summary of Significant Accounting Policies

CASH - Includes Tech Labs's checking account at Hudson United Bank. There are no Cash Equivalents.

     ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1997, 1998 and 1999 physical inventories were taken and tested. No physical inventory was taken on 3/31/00.

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

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $61,453 at December 31, 1999 and March 31, 2000.

(2)  Inventories:

Inventories at December 31, 1999, and March 31, 2000 were as follows:

                                               1999      March 31, 2000
                                             --------    --------------
     Raw Materials & Finished Components     $715,438    $      718,386
     Work in Process & Finished Goods         107,265           132,740
                                             --------    --------------
                                             $816,703    $      851,126
                                             --------    --------------

(3)  Income/(loss) Per Share:

Income/(loss) per share was calculated on the weighted average number of shares outstanding. As of March 31, 2000, weighted average shares outstanding were 3,650,660.

(4)  Income Taxes:

Since the company has a operating loss carry forward of $1,873,936 as of December 31, 1999, no interperiod tax allocation was made.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the years indicated:

                                                       CURRENT       NON-CURRENT
YEAR ENDED        PAYEE               INTEREST RATE     AMOUNT          AMOUNT
--------------    -----               -------------     ------          ------

    1999          Hudson United Bank  Prime +1.5%      $28,559            --
March 31, 2000    Hudson United Bank  Prime +1.5%      $27,727            --

Certain marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable

Demand loans payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balances due as of December 31, 1999 and March 31, 2000 was $243,373. The annual interest rate for these loans ranged between six (6%) percent and ten (10%) percent. One loan in the principal amount of $11,500 together with accrued interest of $4,294 at December 31, 1999 is secured by the assets of Tech Labs. In October of 1999, three short-term loans for a total of $200,000 at (10%) ten percent annual interest were completed. Certain contractural revenues were pledged to secure this loan.

(7)  Common Stock

In 1999, Tech Labs began an SB-2 public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering was completed on May 3, 2000 and a total of $2,273,723 was raised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10QSB and the Company's Annual Report for the year ended December 31, 1999.

     Quarter ending March 31,2000, Compared to Quarter Ending March 31, 1999

     Sales were $319,243 for the first quarter of 2000 as compared to $77,649 for the similar period of 1999. This increase was due to sales of our DynaTraX
(TM) products, acquired from Nordex/CDT in April, 1999. DynaTraX sales represent fifty percent (50%) of the first quarter sales in the year 2000.

     Cost of sales of $140,622 for the first quarter of the year 2000 has been increased by $88,597 compared to the same period of 1999, primarily due to volume increases.

     Selling, general, and administrative expenses increased by $57,961 compared to the same period in 1999 due to expenses incurred to support our higher sales levels plus stock related expenses incurred to support the Company's SB-2 public offering.

     Income from operations of $50,099 increased by $95,036 compared to a loss of ($44,937) for the prior period as a direct result of increased sales.

     Quarter Ending March 31, 2000, Compared to Year Ending December 31, 1999.

SIGNIFICANT CHANGES

     In the first quarter of the year 2000, the Company reversed several negative trends.

     Sales trends improved substantially due to the full integration of the DynaTraX product line into the Company's sales and marketing efforts.

     Cash Flow for the first quarter of 2000 was negative ($74,323) as a result of Working Capital increases caused by higher sales.

SUBSEQUENT EVENTS:

     On May 3, 2000, the Company successfully completed its SB-2 public offering and raised $2,273,723. The effect of this offering on the Company's financial position will be included in the second quarter of the year 2000.

     As of March 31, 2000, $913,761 was escrowed awaiting the completion of the offering.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECH LABORATORIES, INC.

Date: May 15, 2000                        By:   /s/ Bernard M. Ciongoli
                                                -----------------------
                                                Bernard Ciongoli
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)