Form 10QSB
period 2000-06-30
TECH LABORATORIES INC
filed 2000-08-14
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000.

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

                                 Yes [X]       No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of June 30, 2000: 3,949,039

                             Tech Laboratories, Inc.

                                    FORM 10-QSB

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   1
         Balance  Sheets as of June 30, 1999
         And 2000 (unaudited)...............................................   1
         Statements of Operations -- For the Second Quarter
           And Six Months Ended June 30, 1999 and 2000......................   3
         Statements of Cash Flows -- For the Six
           Months Ended June 30, 1999 and 2000 (unaudited)..................   4
         Notes to Consolidated Financial Statements.........................   5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   7

         Signature..........................................................   8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             JUNE 30, 1999 AND 2000

                                   (UNAUDITED)


                                     ASSETS

                                                              FOR THE
                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                         1999          2000
                                                      ----------  --------------
Current Assets:
     Cash                                              $  204,510   $1,858,874
     Marketable Securities, at the Lower of
          Cost or Market                                   61,923       61,453
     Accounts Recievable, net of Allowance
          for Doubtful Accounts of $10,000                128,255      173,123
     Inventories                                          750,085      951,362
     Prepaid Expenses                                       3,357        4,055
                                                       ----------   ----------

               Total Current Assets                    $1,148,130   $3,048,867
                                                       ----------   ----------

Property, Plant and Equipment, at Cost
     Leasehold Improvements                                 2,247        2,247
     Machinery, Equipment and Instruments                 330,114      410,425
     Furniture and Fixtures                                67,425       76,594
                                                       ----------   ----------
          Total Property, Plant & Equipment            $  399,786   $  489,266
     Less: Accumulated Depreciation & Amortz              299,162      314,162
                                                       ----------   ----------
          Net, Property, Plant and Equipment           $  100,624   $  175,104
                                                       ----------   ----------

Other Assets                                           $   11,540   $   11,541
                                                       ----------   ----------

          Total Assets                                 $1,260,294   $3,235,512
                                                       ----------   ----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             JUNE 30, 1999 AND 2000

                                   (UNAUDITED)


                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                              FOR THE
                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                         1999          2000
                                                     -----------  --------------

Current Liabilities:
     Current Portion of Long Term Debt               $         0   $    27,790
     Short-Term Loans Payable                             74,504        79,956
     Accounts Payable                                      9,615        26,793
     Other Liabilities                                    37,768        25,684
                                                     -----------   -----------
                 Total Current Liabilities           $   121,887   $   160,223
                                                     ===========   ===========

Stockholders; Investment:
     Common Stock $.01 Par Value;
     5,000,000 Shares Authorized:
        3,277,242 in 1999
        and 3,949,039 in 2000                        $    23,483   $    39,492
     Less: 11,316 Shares Reacquired and
          Held in Treasury                                  (113)         (113)
                                                     -----------   -----------
                                                     $    23,370   $    39,379

     Capital Contributed in Excess of Par Value        1,840,733     4,076,972
     Retained Earnings/ (Accum. Deficit)                (725,696)   (1,041,062)
                                                     -----------   -----------
                                                       1,138,407     3,035,910
                                                     -----------   -----------
          Total Liabilities and Stockholders'
                 Equity                              $ 1,260,294   $ 3,235,512
                                                     -----------   -----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                             JUNE 30, 1999 AND 2000


                                   (UNAUDITED)

                                                                          FOR THE                              FOR THE
                                                                       THREE MONTHS                           SIX MONTHS
                                                                       ENDED JUNE 30,                       ENDED JUNE 30,


                                                                   1999              2000                1999               2000
                                                               -----------        -----------        -----------        -----------

Sales                                                          $    82,655        $   264,410        $   160,304        $   583,653
                                                               -----------        -----------        -----------        -----------

Costs and Expenses:
     Cost of Sales                                                  60,188             96,505            112,213            237,127
     Selling, General and Administrative
          Expenses                                                 227,750            136,982            298,311            265,504
                                                               -----------        -----------        -----------        -----------
                                                                   287,938            233,487            410,524            502,631
                                                               -----------        -----------        -----------        -----------

Income/(loss) from Operations                                  ($  205,283)       $    30,923        $  (250,220)       $    81,022
                                                               -----------        -----------        -----------        -----------

Other Income (Expenses):
     Interest Income                                                   -0-             13,786                -0-             13,786
     Interest Expense                                                  -0-             (5,465)               -0-             (5,465)
                                                               -----------        -----------        -----------        -----------
                                                                       -0-              8,321                -0-              8,321

Income/(Loss) Before Income Taxes                              $  (205,283)       $    39,244        $  (250,220)       $    89,343
Provision for Income Taxes                                               0                  0                  0                  0
                                                               -----------        -----------        -----------        -----------
Net Income/(Loss)                                              $  (205,283)       $    39,244        $  (250,220)       $    89,343

Retained Earnings/(Accum. Deficit,) Beg. Yr                       (520,413)        (1,080,306)          (475,476)        (1,130,405)
                                                               -----------        -----------        -----------        -----------
Retained Earnings/(Accum. Deficit), End. Yr                    $  (725,696)       $(1,041,062)       $  (725,696)       $(1,041,062)
                                                               -----------        -----------        -----------        -----------

Income/(Loss) Per Share                                        $     (0.06)       $      0.01        $     (0.09)       $      0.02
                                                               ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                   (UNAUDITED)

                                                            1999                       2000
                                                         -----------                -----------
Cash Flow From (for) Operating Activities:
    Net Income/ (Loss) From Operations                   $  (250,220)               $    89,343

    ADD/(Deduct) Items Not Affecting Cash:
          Depreciation/Amortization                              -0-                        -0-
          Unrealized (Gain)/Loss on Valuation of
              Marketable Securities                              -0-                        -0-

    Changes in Operating Assets and Liabilities:
          Marketable Securities                               (5,230)                       -0-
          Accounts Receivable                                 15,207                   (115,426)
          Inventories                                       (479,967)                  (134,659)
          Accounts Payable                                   (32,540)                  (233,952)
          Other Assets/Liabilities                             1,168                     22,494
                                                         -----------                -----------
Net Cash Flow For Operating Activities                   $  (751,582)               $  (372,200)
                                                         -----------                -----------
Cash Flows From (For) Investing Activities
    Addition of Machinery and Equipment                      (99,977)                   (31,306)
                                                         -----------                -----------
Net Cash Flows From Investing Activities                 $   (99,977)               $   (31,306)
                                                         -----------                -----------

Cash Flows From (For) Financing Activities:

     Acquisition/(Repayment) of Short Term Debt               (1,611)                  (164,186)
     Issuance of Common Stock                                524,900                  2,263,641
                                                         -----------                -----------
Net Cash Flows From (For) Financing Activities           $   523,289                $ 2,099,455
                                                         -----------                -----------
Net Increase/(Decrease) in Cash                          $  (328,270)               $ 1,695,949
Cash Balance Beginning of Year                               532,780                    162,925
                                                         -----------                -----------
Cash Balance End of First Quarter                        $   204,510                $ 1,858,874
                                                         -----------                -----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


(1)  Summary of Significant Accounting Policies

CASH - Includes Tech Labs' checking account at Hudson United Bank plus a money market account at Prudential Securities.

ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1997, 1998 and 1999 physical inventories were taken and tested. No physical inventory was taken on June 30, 2000.

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

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $61,453 at December 31, 1999 and June 30, 2000.

(2)  Inventories:

Inventories at December 31, 1999, and June 30, 2000 were as follows:

                                               1999      June 30, 2000
                                             --------    --------------
     Raw Materials & Finished Components     $715,438    $      644,759
     Work in Process & Finished Goods         107,265           306,603
                                             --------    --------------
                                             $816,703    $      951,362
                                             --------    --------------

(3)  Income/(loss) Per Share:

Income/(loss) per share was calculated on the weighted average number of shares outstanding. As of June 30, 2000, weighted average shares outstanding were 3,949,039.

(4)  Income Taxes:

Since the company has an operating loss carry forward of $1,873,936 as of December 31, 1999, no interperiod tax allocation was made.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the years indicated:

                                                       CURRENT       NON-CURRENT
YEAR ENDED        PAYEE               INTEREST RATE    AMOUNT          AMOUNT
--------------    -----               -------------    ------          ------

    1999          Hudson United Bank  Prime +1.5%      $28,559           --
June 30, 2000     Hudson United Bank  Prime +1.5%      $27,790           --

Certain marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable

Demand loans payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balance due as of December 31, 1999 was $243,373 and the outstanding balance as of June 30, 2000 was $79,956. The annual interest rate for these loans ranged between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at (10%) ten percent annual interest were completed. Certain contractural revenues were pledged to secure these loans. As of June 30, 2000, $150,000 of such loans were repaid.

(7)  Common Stock

In 1999, Tech Labs filed a registration statement with respect to a self-underwritten public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering was completed on May 3, 2000 for total proceeds of $2,273,723.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10QSB and the company's Annual Report for the year ended December 31, 1999.

     Quarter ending June 30, 2000, Compared to Quarter Ending June 30, 1999

     Sales were $264,410 for the second quarter of 2000 as compared to $82,655 for the similar period of 1999. This increase was due to sales of our IDS Sensor Products to the Department of Energy. IDS Sensors represented 75% of Tech Labs' second quarter sales.

     Cost of sales of $96,505 for the second quarter of the year 2000 increased by $36,317 compared to sales for the same period last year, primarily due to volume increases.

     Selling, general, and administrative expenses decreased by $90,768 compared to the same period in 1999 due to non-recurring expenses incurred in connection with the company's self-underwritten public offering during the second quarter of 1999.

     Income from operations increased by $244,527 compared to a loss of ($205,283) for the prior period as a direct result of increased sales plus the elimination of non-recurring offering expenses.

     Quarter Ending June 30, 2000, Compared to Year Ending December 31, 1999.

SIGNIFICANT CHANGES

     In the second quarter of the year 2000, the company continued to reverse several negative trends.

     Sales trends improved substantially due to the full integration of the DynaTraX product line into the company's sales and marketing efforts plus increased IDS Sensor sales.

     Cash Flow for the first six months of 2000 was positive at $1,695,949 as a result of the completion of the company's self-underwritten public offering on May 3, 2000.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECH LABORATORIES, INC.

Date: August 14, 2000                     By:   /s/ Bernard M. Ciongoli
                                                -----------------------
                                                Bernard Ciongoli
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)