Form 10QSB
period 2000-09-30
TECH LABORATORIES INC
filed 2000-11-14
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000.

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

                                 Yes [X]       No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of November 10, 2000: 4,019,039

                             Tech Laboratories, Inc.

                                    FORM 10-QSB

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   1
         Balance  Sheets as of September 30, 1999
         and 2000 (unaudited)...............................................   1
         Statements of Operations -- For the Third Quarter
           And Nine Months Ended September 30, 1999 and 2000................   3
         Statements of Cash Flows -- For the Nine
           Months Ended September 30, 1999 and 2000 (unaudited).............   4
         Notes to Consolidated Financial Statements.........................   5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   7

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................   7

         Signature..........................................................   9

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                           SEPTEMBER 30, 1999 AND 2000

                                   (UNAUDITED)


                                     ASSETS


                                                         1999          2000
                                                      ----------  --------------
Current Assets:
     Cash                                              $  212,348   $1,462,319
     Marketable Securities, at the Lower of
          Cost or Market                                   61,923       61,453
     Accounts Recievable, Net of Allowance
          for Doubtful Accounts of $10,000                150,359      169,251
     Inventories                                          788,586    1,251,010
     Prepaid Expenses                                       5,668        4,055
                                                       ----------   ----------

               Total Current Assets                    $1,218,884   $2,948,088
                                                       ----------   ----------

Property, Plant and Equipment, at Cost
     Leasehold Improvements                                 2,247        2,247
     Machinery, Equipment and Instruments                 340,337      410,425
     Furniture and Fixtures                                67,574       79,161
                                                       ----------   ----------
          Total Property, Plant & Equipment            $  410,158   $  491,833
     Less: Accumulated Depreciation & Amortization        299,162      314,162
                                                       ----------   ----------
          Net, Property, Plant and Equipment           $  110,996   $  177,671
                                                       ----------   ----------

Other Assets                                           $   11,540   $   11,541
                                                       ----------   ----------

          Total Assets                                 $1,341,420   $3,137,300
                                                       ----------   ----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                           SEPTEMBER 30, 1999 AND 2000

                                   (UNAUDITED)


                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS


                                                         1999          2000
                                                     -----------  --------------

Current Liabilities:
     Current Portion of Long Term Debt               $    30,293   $    25,821
     Short-Term Loans Payable                             43,373        79,956
     Accounts Payable                                    189,025        34,765
     Other Liabilities                                    77,938        29,057
                                                     -----------   -----------
                 Total Current Liabilities           $   340,629   $   169,599
                                                     ===========   ===========

Stockholders; Investment:
     Common Stock $.01 Par Value;
     10,000,000 Shares Authorized:
        3,277,242 in 1999
        and 4,019,039 in 2000                        $    35,870   $    39,492
     Less: 11,316 Shares Reacquired and
          Held in Treasury                                  (113)         (113)
                                                     -----------   -----------
                                                     $    35,757   $    39,379

     Capital Contributed in Excess of Par Value        1,828,346     4,060,287
     Retained Earnings/ (Accumulated Deficit)           (863,312)   (1,131,965)
                                                     -----------   -----------
                                                       1,000,791     2,967,701
                                                     -----------   -----------
          Total Liabilities and Stockholders'
                 Equity                              $ 1,341,420   $ 3,137,300
                                                     -----------   -----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                           SEPTEMBER 30, 1999 AND 2000


                                   (UNAUDITED)

                                                                          FOR THE                              FOR THE
                                                                       THREE MONTHS                          NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,


                                                                   1999              2000                1999               2000
                                                               -----------        -----------        -----------        -----------

Sales                                                          $   315,142        $   265,453        $   535,160        $   849,106
                                                               -----------        -----------        -----------        -----------

Costs and Expenses:
     Cost of Sales                                                 221,391            135,840            374,612            372,967
     Selling, General and Administrative
          Expenses                                                 185,430            241,526            548,384            507,030
                                                               -----------        -----------        -----------        -----------
                                                                   407,821            377,366            922,991            879,997
                                                               -----------        -----------        -----------        -----------

Income/(Loss) from Operations                                  ($   92,679)       $  (111,913)       $  (387,836)       $   (30,891)
                                                               -----------        -----------        -----------        -----------

Other Income (Expenses):
     Interest Income                                                   -0-             21,010                -0-             34,796
     Interest Expense                                                  -0-                -0-                -0-             (5,465)
                                                               -----------        -----------        -----------        -----------
                                                                       -0-             21,010                -0-             29,331

Income/(Loss) Before Income Taxes                              $   (92,679)       $   (90,903)       $  (387,836)       $    (1,560)
Provision for Income Taxes                                               0                  0                  0                  0
                                                               -----------        -----------        -----------        -----------
Net Income/(Loss)                                              $   (92,679)       $   (90,903)       $  (387,836)       $    (1,560)

Retained Earnings/(Accum. Deficit), Beg.                          (770,633)        (1,041,662)          (475,476)        (1,130,405)
                                                               -----------        -----------        -----------        -----------
Retained Earnings/(Accum. Deficit), End.                       $  (863,312)       $(1,131,965)       $  (863,312)       $(1,131,965)
                                                               -----------        -----------        -----------        -----------

Income/(Loss) Per Share                                        $     (0.03)       $     (0.02)       $     (0.12)       $       -0-
                                                               ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                   (UNAUDITED)

                                                            1999                       2000
                                                         -----------                -----------
Cash Flow From (for) Operating Activities:
    Net Income/ (Loss) From Operations                   $  (387,836)               $    (1,560)

    Add/(Deduct) Items Not Affecting Cash:
          Depreciation/Amortization                              -0-                        -0-
          Unrealized (Gain)/Loss on Valuation of
              Marketable Securities                              -0-                        -0-

    Changes in Operating Assets and Liabilities:
          Marketable Securities                               (5,230)                       -0-
          Accounts Receivable                                 (6,897)                  (111,554)
          Inventories                                       (518,468)                  (434,307)
          Accounts Payable                                   146,870                   (225,980)
          Other Assets/Liabilities                            39,027                     23,129
                                                         -----------                -----------
Net Cash Flow For Operating Activities                   $  (732,534)               $  (750,272)
                                                         -----------                -----------
Cash Flows From (For) Investing Activities
    Addition of Machinery and Equipment                     (110,349)                   (33,872)
                                                         -----------                -----------
Net Cash Flows From Investing Activities                 $  (110,349)               $   (33,872)
                                                         -----------                -----------

Cash Flows From (For) Financing Activities:

     Acquisition/(Repayment) of Short Term Debt               (2,449)                  (163,417)
     Issuance of Common Stock                                524,900                  2,246,956
                                                         -----------                -----------
Net Cash Flows From (For) Financing Activities           $   522,451                $ 2,083,539
                                                         -----------                -----------
Net Increase/(Decrease) in Cash                          $  (320,432)               $ 1,299,395
Cash Balance Beginning of Year                               532,780                    162,924
                                                         -----------                -----------
Cash Balance                                             $   212,348                $ 1,462,319
                                                         -----------                -----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)


(1)  Summary of Significant Accounting Policies

CASH - Includes Tech Labs' checking account at Hudson United Bank plus a money market account at Prudential Securities.

ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1997, 1998 and 1999 physical inventories were taken and tested. No physical inventory was taken on September 30, 2000.

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

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $61,453 at December 31, 1999 and September 30, 2000.

(2)  Inventories:

Inventories at December 31, 1999, and September 30, 2000 were as follows:

                                               1999      Sept. 30, 2000
                                             --------    --------------
     Raw Materials & Finished Components     $715,438    $    1,057,725
     Work in Process & Finished Goods         107,265           193,285
                                             --------    --------------
                                             $816,703    $    1,251,010
                                             --------    --------------

(3)  Income/(loss) Per Share:

Income/(loss) per share was calculated on the weighted average number of shares outstanding. As of September 30, 2000, weighted average shares outstanding were 4,019,039.

(4)  Income Taxes:

Since the Company has an operating loss carry forward of $1,873,936 as of December 31, 1999, no interperiod tax allocation was made.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the periods indicated:

                                                       CURRENT       NON-CURRENT
PERIOD ENDED      PAYEE               INTEREST RATE    AMOUNT          AMOUNT
--------------    -----               -------------    ------          ------

December 31, 1999 Hudson United Bank  Prime +1.5%      $28,559           --
Sept. 30, 2000    Hudson United Bank  Prime +1.5%      $25,821           --

Certain marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable

Demand loans payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balance due as of December 31, 1999 was $243,373 and the outstanding balance as of September 30, 2000 was $79,956. The annual interest rate for these loans ranged between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at (10%) ten percent annual interest were completed. Certain contractural revenues were pledged to secure these loans. As of September 30, 2000, $150,000 of such loans were repaid.

(7)  Common Stock

In 1999, Tech Labs filed a registration statement with respect to a self-underwritten public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8)  Subsequent Event

On October 13, 2000 Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Under the terms of the financing the investors have agreed to invest an additional $500,000 upon the effectiveness of a registration statement registering the shares underlying the convertible notes and warrants and the satisfaction of certain other conditions. The Company has disclosed all terms of this financing in Form 8-K filed on October 18, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10QSB and the company's Annual Report for the year ended December 31, 1999.

     Quarter ending September 30, 2000, Compared to Quarter Ending September 30, 1999.

     Sales were $265,453 for the third quarter of 2000 as compared to $315,142 for the similar period of 1999. This decrease was due to a reduction in sales of our less profitable mechanical electrical switching devices.

     Cost of sales of $135,840 for the third quarter of the year 2000 decreased by $86,551 compared to the same period last year, primarily due to volume declines in our more costly products.

     Selling, general, and administrative expenses increased by $56,096 compared to the same period in 1999 due to expenses associated with issuing convertible debentures required to fund our new product development. These debentures were issued in the fourth quarter of 2000.

     Income from operations increased by $1,776.

     Quarter  Ending  September 30, 2000,  Compared to Year Ending  December 31,
1999.

SIGNIFICANT CHANGES

     In the third quarter of the year 2000, the company continued to reverse several negative trends.

     Sales of our more profitable IDS sensors continued to increase.

     Cash Flow for the first nine months of 2000 was positive at $1,299,395 as a result of the completion of the company's self-underwritten public offering on May 3, 2000.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on August 10, 2000 (the "Annual Meeting").

The Company's shareholders were asked to take the following actions at the meeting:

1. To elect four (4) directors to serve until the next Annual Meeting and until their successors are chosen and qualified.

2. To approve an amendment to the certificate of incorporation of the Company to increase from 5,000,000 to 10,000,000 the authorized number of shares of the common stock of the Company.

3. To ratify and approve the selection by the Board of Directors of Charles J. Birnberg as the Company's independent public accountant for the fiscal year ended December 31, 2000.

4.   To adopt an incentive stock option plan for employees of the Company.

5.   To adopt a stock option plan for non-employee directors of the Company.

6. To consider and act upon such other matters as may properly come before the meeting or any adjournment thereof.

The amendment to the certificate of incorporation, the auditor and the four nominees for election to the Company's board of directors were all approved by a majority of the shares outstanding at the Annual Meeting. The incentive stock option plan and the non-employee director plan were not approved by a majority of the shares outstanding at the Annual Meeting. Each of the proposals received the following votes:

                                 Votes Cast For     Against       Abstensions
                                 --------------     -------       -----------

Amendment of Certificate
of Incorporation                   3,315,845         21,963          6,450

Auditors Proposal                  3,300,063         37,145          7,050

Incentive Stock
Option Plan                        1,248,487         58,573          5,950

Non-Employee Director
Plan                               1,207,957         99,193          5,860


     With respect to the director proposal, the four (4) individuals nominated to the board of directors received the following votes:

                                   Vote For         Against       Abstensions
                                   --------         -------       -----------

Bernard Ciongoli                   3,305,913         28,546          9,799

Earl J. Bjorndal                   3,334,459              0          9,799

Carmine O. Pellosie                3,305,113         29,346          9,799

Salvatore Grisafi                  3,305,913         28,546          9,799

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECH LABORATORIES, INC.

Date: November 14, 2000                   By:   /s/ Bernard M. Ciongoli
                                                -----------------------
                                                Bernard Ciongoli
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)