Form 10KSB
period 2000-12-31
TECH LABORATORIES INC
filed 2001-04-02
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended December 31, 2000

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

Yes [X]   No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,017,518

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On March 21, 2001, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $3,217,031.

The number of shares of common stock outstanding as of April 2, 2001: 4,259,944

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

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
        Item 8.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure .................................................. III-1

Part III................................................................................. III-1
        Item 9.   Directors, Executive Officers, Promotors and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act ..................... III-1
        Item 10.  Executive Compensation ................................................ III-2
        Item 11.  Security Ownership of Certain Beneficial Owners and Management ........ III-3
        Item 12.  Certain Relationships and Related Transactions ........................ III-4
        Item 13.  Exhibits and Reports on Form 8-K ...................................... III-5

Signature Page .......................................................................... III-6

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

                                     Part I

Item 1. Description of Business.

                                    BUSINESS

General

     Tech Laboratories, Inc. manufactures and sells various electrical and electronic components. During 2000, we marketed and continued to develop DynaTraX(TM) high-speed digital switch matrix system, an electronic switching unit. We believe that DynaTraX(TM) technology will enable us to become a provider of multi-media digital network distribution, security and management equipment for use in campus and building facilities. This equipment manages voice, video and data transmissions on a network.

     In addition, during the last three years, through our subsidiary, Tech Logistics, Inc., we have been manufacturing and marketing under our exclusive license, an infrared perimeter intrusion and anti-terrorist detection system or "IDS." The IDS was originally designed for military applications, and we currently market this product to government agencies and private industry for use in nuclear, industrial and institutional installations.

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

     It continues to be our intention to market our historical products over the Internet, as well as through our distribution and outside sales agents. Our website is currently on-line. Our website address is www.techlabsinc.com.

The DynaTraX(TM) Asset Acquisition - Material Terms of Purchase Agreement

     On April 27, 1999, we completed the purchase of the DynaTraX(TM) product from NORDX/CDT, Inc. for a purchase price of $500,000. In connection with the acquisition of DynaTraX(TM) technology, we acquired certain inventory, patents and patent applications, and other equipment related to the DynaTraX(TM) product.

Industry

DynaTraX(TM) Networking Management and Maintenance Technology

     We believe that the future potential and market for "digital" multi-media, including Internet, high-speed data, digital voice and video, and information equipment and systems is substantial. We are using our DynaTraX(TM) technology to produce a line of standard, digital telecommunication distribution and management equipment that OEM's and/or Value-Added-Resellers will be able to use as a platform they can custom configure, through software, to supply a variety of industry and customer-specific applications and functions.

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

     The TravelNet Agreement provides that Tech Labs and TravelNet will jointly:

     o    promote DynaTraX(TM) and the Data Valet products in trade shows;

     o    share the costs of trade show participation;

     o    select and pay for retaining an advertising agency;

     o    training of sales personnel; and

     o share information, literature, sales projections, sales leads and technical support.

     We are attempting to build industry recognition for producing private, customer-premise (community, commercial, educational and hospitality complexes, and residential buildings), high-speed Internet, Long Distance, Intranet information distribution and management switching systems.

     We continue to believe the future trend in communications is reselling local loop services, which is the service connection between the local phone company's local office and the telephone customer, using new digital transmission technology and equipment to get around the present "de facto monopoly" telephone and CATV companies maintain over local connection and distribution services.

     The DynaTraX(TM) product, we believe, offers a faster switch and a much larger port size than any competing product and is not limited to a specific type of network as with some competing products. Port size refers to the number of network connections available for user equipment and for network distribution equipment.

     DynaTraX(TM) is being marketed for sale in the multi-media digital network distribution and management equipment industry. The growth in digital networks is clear as is the cost in supporting and maintaining these networks. We are presently marketing the DynaTraX(TM) product in the eastern portion of the United States with expansion to other markets over time. In addition, we are presently site-testing the DynaTrax(TM) system at various locations.

     Our goal is to have DynaTraX(TM) technology play a large role in helping developers, builders and/or managers of private residential communities and commercial, industrial, educational and hospitality complexes establish, own and operate broadband bundled communications network facilities that will distribute and manage high-speed digital Internet, Local and Long Distance, private WEB based data and CATV services to tenants located on their properties. In essence, Tech Labs' broadband bundled DynaTraX(TM) technology enables these property owners to own and control the access to all communications services to be distributed in their facilities by permitting users to bypass current telephone and CATV companies' "Last Mile" connection service. "Last Mile" connection service is the interconnection between a wide range of computing resources to "Wide Area Network", and may allow these property owners to increase rents and to make their properties more attractive to tenants.

     In making progress towards that objective, we, through a subsidiary, in June, 2000 acquired three contracts to provide residential bundled communication services to property developments in Florida from M3Communications, Inc. Each of the contracts is for a 10 year term. Two of the contracts are with NTS in Orlando, Florida, representing 357 existing apartment units, and the third contract is with Premier Properties in Ft. Myers, Florida, representing 300 new apartments projected to be completed within the next six months. Tech Labs Community Networks, Inc. ("TLCN"), a wholly-owned subsidiary of Tech Labs, acquired the contracts through its subsidiary, Tech Labs Community Networks of the Southeast, Inc. ("TLCN Southeast") As partial consideration for the sale, M3 was given a 20% stake in TLCN Southeast. TLCN retains the remaining 80% of TLCN Southeast's outstanding shares. M3 will also receive 20% of the operating income derived from the three contracts. Tech Labs also agreed to provide all residential broadband-bundled servies in Virginia, South Carolina, Kentucky, Tennessee, Georgia, Louisiana, Mississippi and Florida through TLCN Southeast.

     We formed TLCN to be the holding company of regionally oriented subsidiaries which would provide residential bundled communication services to property developments. TLCN Southeast focuses on the southeastern region of the United States. No other subsidiaries of TLCN have been formed to date.

     There are at least four companies that have products that compete with the DynaTraX(TM) product. However, we believe none of these competitors offer a product with all of the features or capabilities of DynaTraX(TM).

     We continue to believe that competition in the sale of our DynaTraX(TM) products will be on the basis of price, features, service and technical support. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

     Competition for network management products comes from several different sources. One source of competition is the designated employees of large organizations which have been hired to manage and maintain their internal networks. However, we believe the growing need to control and reduce costs by using technology such as DynaTraX(TM) to automate tasks otherwise performed by expensive technical labor, will provide Tech Labs with market opportunities.

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

Infrared Intrusion Detection System or "IDS"

     In April 1997, we formed Tech Logistics, Inc., a joint venture subsidiary owned at that time 80% by Tech Labs and 20% by Carmine O. Pellosie, Jr., a director of our company and president of International Logistic, Inc., a privately owned company that distributes police, security, safety and communication security devices. In May 1998, we acquired Mr. Pellosie's interest in Tech Logistics. The IDS, which is an active infrared sensor system able to detect intrusions by humans or vehicles into protected areas, was originally designed for military applications.

     We have been marketing IDS to government agencies and private industry for use in nuclear, industrial, and institutional installations. We also manufacture and market products currently sold by International Logistics Inc., as well as new security, police training, bomb detection and disposal equipment, anti-terrorism countermeasures and lie detection devices. New devices are intended to include hand-held letter bomb detectors, hand-held weapons detectors, video surveillance equipment as well as integrated audio-visual surveillance vehicles for government and police use.

     We have entered into an agreement dated effective as of October 1, 1997 with EAG, W.T. Sports, Ltd. and FUA Safety Equipment. Under the terms of the agreement we were granted an exclusive right until September 30, 2007 to manufacture and sell in the U.S., Canada and South America the IDS products. The agreement provides that until March 31, 2001 gross pre-tax profits will be shared 70% to Tech Labs and 30% to FUA. From April 1, 2001 until September 30, 2007 the gross pre-tax profits in excess of 16% will be shared 70% to Tech Labs and 30% to FUA. We will also pay FUA a royalty of 5% of the cost of any IDS products we manufacture and sell. We also intend to market metal detection equipment manufactured by EAG for use in security and industrial applications, such as walk-through metal detectors and hand-held metal detectors.

     We are marketing our IDS product to the security and anti-terrorist industry. We believe this is a growing industry and that terrorist incidents and security breaches serve to increase the demand for our products. We have completed the sale of an IDS to Los Alamos National

Laboratories.

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

     In 1999 we received approval for the IDS from the U.S. Air Force for inclusion in their Tactical Automated Security System program, which is a $500 million program to thwart enemy attacks on critical military installations throughout the world. Subsequent to this approval, Tech Labs received a blanket order to provide 50 IDS systems to the U.S. Air Force. Tech Labs has as of the date of this annual report shipped 12 systems under its blanket order to the Air Force prime contractor. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

Marketing Strategies

     Marketing. We are implementing a three-pronged marketing program consisting of:

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

     Our initial focus is the communication/computer centers in the eastern part of the United States. We are dividing this area into four sales regions:

     o    New England states;

     o    New York metropolitan area;

     o    Mid-Atlantic/Washington DC area; and

     o    Southeast Coast states.

     We plan to set up several regional representatives, sales agents, and/or certified value added resellers in each of the four regions. Our plan is to have one representative and, initially, up to two VARs for each region. Whenever possible, we plan to use former NORDX/CDT trained sales agents and certified VARs. At present, we have only established an office and regional representative in Florida.

     Sales representatives will be commissioned sales agents. VARs will be system integrators who will purchase DynaTraX(TM) products at a volume based discount price for resale as part of a turn-key service in which the system integrator designs the system, purchases the component products and installs and maintains the system.

     We also plan to expand on the initial program by opening up additional sales areas in this country and overseas. We contemplate doing this by adding regional representatives or agents, or through current VAR organizations that have a national presence.

     In the established East Coast area, we intend to establish up to three regional sales/service centers:

o    Massachusetts;

o    Washington, DC; and

o    Florida, where we have opened an initial office.

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

Source of Supply

     Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have more than a single source of supply for each part, component, or service, but from time to time we may utilize a single supplier for a particular part or component. During the year ended December 31, 2000, Wiggins Plastics was our largest supplier with 7.4% of our overall inventory purchases. These purchases were primarily used in the manufacture of electromechanical switches. During the year ended December 31, 1999, Wiggins Plastics accounted for 7.4% of our supply of inventory. We have no long-term agreements with any of our suppliers.

Order Backlog

     The backlog of written firm orders for our products and services as of December 31, 2000 and December 31, 1999, was as follows:

          As of December 31, 1999: $742,765

          As of December 31, 2000: $586,441

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

     We also have patents pending in the United States and in the European Common Market which cover aspects of the DynaTraX(TM) technology. In addition, Tech Labs has a U.S. patent pending on new technology relating to protecting computer networks from hacker attacks.

Employees

     We have 16 full-time employees, including our officers, seven of whom were engaged in manufacturing, one in repair services, one in administration and financial control, two in engineering and research and development, and two in marketing and sales, and three in management.

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

TCHL COMMON STOCK

                                                             CLOSING BID                        CLOSING ASK
                                                        -----------------------           -------------------------
                                                         HIGH             LOW             HIGH                LOW
                                                         ----             ---             ----                ---
YEAR ENDING DECEMBER 31, 2001
-----------------------------

First Quarter (through March 21)                        1.625            0.71875          1.75              0.875

YEAR ENDING DECEMBER 31, 2000
-----------------------------

First Quarter...................................       10.00             4.1875          10.625             4.6875

Second Quarter..................................       10.8125           5.1255          11.00              5.375

Third Quarter...................................        6.375            3.1875           7.375             3.50

Fourth Quarter..................................        4.75             0.875            5.0625            1.00

YEAR ENDING DECEMBER 31, 1999
-----------------------------

First Quarter...................................       $2.625           $1.0625          $3.00              $1.3125

Second Quarter..................................        3.125            1.50             3.875              2.00

Third Quarter...................................        3.25             1.50             3.625              1.625

Fourth Quarter .................................        3.87             1.00             4.12               1.25

     As of March 26, 2001, there were 251 holders of record of our common stock.

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

     The transfer agent for our common stock is Interwest Transfer Co., Inc., P.O. Box 17136, Salt Lake City, Utah 84117.

     On February 3, 2000, our registration statement, filed on Form SB-2, was declared effective by the Securities and Exchange Commission. We closed on the offering on May 3, 2000. We sold to the public an aggregate of 293,379 shares for gross proceeds of $2,273,723.

     On January 22, 2001, our registration statement filed on Form SB-2, was declared effective by the Securities and Exchange Commission. We registered 5,306,816 shares, of which up to 4,619,316 may be sold upon conversion of convertible notes and up to 412,500 may be sold upon the exercise of warrants issued in connection with the convertible notes. The remaining 275,000 shares may be sold upon the exercise of warrants issued to certain selling security holders. Pursuant to the terms of the subscription agreement the Company entered into with the holders of the convertible notes, the Company was required to register 200% of the number of shares into which the notes may be converted.

     On March 9, 2001 we filed a registration statement on Form S-8, which registered 876,000 shares which (i) may issued upon the exercise of stock options granted under our 1996 incentive stock option plan, (ii) may be issued under free-standing stock options and (iii) shares and options which have been and may be issued under a consulting agreement.

Recent Sales of Unregistered Securities

     As listed below, the Company issued shares of its Common Stock, par value $.01 per share, to the following individuals or entities for the consideration as listed in cash or services. All sales made within the United States or to United States citizens or residents were made in reliance upon the exemptions from registration under the Securities Act of 1933 as follows:

1. In March 2001 we issued to Ed Branca, an employee of Tech Labs Community Networks of Southeast, Inc., 10,000 shares. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares were issued to Mr. Branca in consideration of his services. Mr. Branca had complete access to all relevant information regarding Tech Labs.

2. In January 2001 we issued to Barry Bendett, a consultant to Tech Labs, 65,000 shares pursuant to terms of a consulting agreement. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. Mr. Bendett is a sophisticated investor and has complete access to all relevant information regarding Tech Labs.

3. In November 2000 we issued to Barry Bendett, a consultant to Tech Labs, options to purchase 100,000 shares at $4.00 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. Mr. Bendett is a sophisticated investor and had complete access to all relevant information regarding Tech Labs.

4. In October 2000 we issued a $1,500,000 principal amount convertible notes which is due on October 13, 2002 to certain accredited investors. The issuance of the note was made pursuant to Rule 506 of Regulation D under the Securities Act.

5. In October 2000 we issued warrants to purchase 412, 500 shares of our common stock to accredited investors in connection with the issuance of the convertible notes described above in Item 1. The issuance of the warrants was made pursuant to Rule 506 of Regulation D under the Securities Act.

6. In July 2000 we issued 25,000 shares and an option to purchase 100,000 shares at $5.75 per share for a term of 3 years to m3communications, Inc. pursuant to an asset purchase agreement between Tech Labs, Tech Labs Community Networks of the Southeast, Inc., a subsidiary of Tech Labs, and the shareholders of m3communications, Inc. The issuance of the securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

7. In June 2000 we issued 25,000 shares to Nathan Perlmutter pursuant to a convertible note agreement dated September 5, 1997 which note was issued as part of a private placement conducted pursuant to Rule 504 of Regulation D in 1997.

8. In July 2000 we issued 20,000 shares to Louis Tomasella, who is a former director of Tech Labs, pursuant to Mr. Tomasella's exercise of stock options granted to him under Tech Labs stock option plan.

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

     The following table sets forth the components of our revenues for each of our major business activities in 1998, 1999 and 2000 and their approximate percentage contribution to revenues for the period indicated:

PRODUCT TYPE                      1998      % of Revenue     1999    % of Revenue       2000     % of Revenue
------------                      ----      ------------     ----    ------------       ----     ------------
Switches                         $166,550       30.1%       $269,739      39.1%       $  400,082     39.3%

IDS Sensors                       254,900       46.2%        298,853      43.4%          472,374     46.4

Transformers/Coils                 50,515        9.1%         46,786       6.8%           41,849      4.1%

Contract Manufacturing             80,520       14.6%         73,812      10.7%          103,213     10.2%
                                 --------      -----        --------     -----        ----------    -----

Totals                           $552,485      100.0%       $689,190     100.0%       $1,017,518    100.0%
                                 ========      =====        ========     =====        ==========    =====

     The following table sets forth the percentages of gross profit for each of our major business activities in 1998, 1999 and 2000:

                                                               Year Ended
                                                              December 31,
                                       ------------------------------------------------------------
PRODUCT TYPE                            1998     1999   Net Change       1999     2000   Net Change
------------                            ----     ----   ----------       ----     ----   ----------
Switches                                45.0%    45.0%       --          45.0%    79.3%     34.3%

IDS Sensors                             52.0%    54.6%      2.6%         54.6%    55.5%      0.9%

Transformers/Coils                      25.0%    25.0%       --          25.0%    49.1%     24.1%

Contract Manufacturing                  22.8%    22.8%       --          22.8%    31.0%      8.2%

Unallocated company expenses,
     including physical
     inventory adjustments
     and factory overhead              (13.1%)  (14.0%)    (0.9%)       (14.0%)  (26.2%)   (12.2%)

Total company gross profit %            30.1%    31.4%      1.3%         31.4%    36.0%      4.6%

     We have begun to shift out of the subcontracting and transformer business which provides low gross profit margins, for higher gross profit margin sales of IDS and other new products. While rotary switches produce high gross profits, demand for rotary switches is low.

     We have gradually shifted our product offering from less profitable to more profitable proprietary products.

Results of Operations

2000 compared to 1999

     Sales of $1,017,518 for 2000 increased 47.6% over 1999 as a result of the Company's continuing efforts to market our higher profit DynaTrax(TM) and IDS Sensor products.

     Cost of sales of $651,460 increased 37.7% due to higher sales of DynaTrax(TM) and IDS Sensors which improved the Company's gross profit percentage 4.6 percentage points, or an increase of 14.6% versus 1999.

     Selling, general and administrative expenses declined only slightly to $818,552 due to major marketing expansion efforts for our DynaTrax(TM) product line.

     The Company's loss from operations for 2000 was ($418,655), an improvement of 36.1% versus 1999, caused by increased sales of our more profitable products partially offsetting our market expansion cost.

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

Liquidity and Capital Resources.

     During the years ended December 31, 1998 and 1999 we have had difficulty meeting our working capital requirements, which was a result of lower sales, limited marketing efforts, and continued losses from operations. During the year ended December 31, 1998, we completed sales of our common stock which raised approximately $603,716 in 1998.

     During calendar year 1999 we raised an additional $250,000 for the acquisition of the DynaTraX(TM) assets and an additional $200,000 for working capital. On October 25, 1999 Tech Labs borrowed $50,000 at 10% interest per year pursuant to a promissory note and security agreement with the lender. Under the terms of the security agreement, Tech Labs assigned a security interest in two of Tech Labs' purchase orders totaling $543,000. Under the terms of the promissory note, the $50,000 was to be repaid in full no later than December 24, 1999. The Note was extended to a due date of January 28, 2000 at an interest rate of 14%. In addition, Tech Labs entered into three unsecured promissory notes, as described below, in the amount of $50,000 each, at an interest rate of 10%. As of December 31, 2000, $150,000 of a total of $200,000 in promissory notes has been repaid and $50,000 remains outstanding and is due by December 31, 2001.

     During 2000 we completed two significant transactions that have improved the Company's liquidity. On May 3, 2000 we completed an offering of our common stock to the public pursuant to a registration statement on Form SB-2. We sold to the public an aggregate of 293,379 shares for gross proceeds of $2,273,723. Subsequently, on October 13, 2000 the Company completed a private placement, pursuant to Rule 506 of Regulation D, of convertible promissory notes for gross proceeds of $1,500,000.

     During 1998 we also sold our first IDS products to the U.S. government Los Alamos facility. Continued sales will, however, be dependent upon sustained marketing efforts. Because sales from our historical lines of products have not in the past, and are not in the future expected to generate sufficient revenue to support our product development and marketing and sales efforts for our DynaTraX(TM) and IDS products, we will be required to meet our capital needs to finance our business plan through the sale of our shares of common stock.

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

Item 7. Financial Statements.

Report of independent certified public accountants                     F-1

Consolidated balance sheet for the years ended December 31, 2000,
1999 and 1998                                                          F-2, F-3

Consolidated statements of operations for the years ended
December 31, 2000, 1999 and 1998                                       F-4

Consolidated statements of stockholders' equity for the years
ended December 31, 2000, 1999 and 1998                                 F-5

Consolidated statements of cash flows for the years ended
December 31, 2000, 1999 and 1998                                       F-6

Notes to consolidated financial statements                             F-7 - F-9

                         REPORT OF INDEPENDENT AUDITORS


                            Charles J. Birnberg, CPA
                               150 Overlook Avenue
                          Hackensack, New Jersey 07601


                                                                  March 1, 2001


To The Board of Directors of Tech Laboratories, Inc.

     I have audited the Balance Sheets of Tech Laboratories, Inc. as of December 31, 1998, 1999 and 2000 and the related Statements of Income and Retained Earnings, and Cash Flows for the years then ended. These financial statements are the responsibility of the company's management.

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

     Therefore, the financial statements in my opinion, present fairly the financial position of Tech Laboratories, Inc. as of December 31, 1998, 1999 and 2000 and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     Sincerely,

                                                     /s/ Charles J. Birnberg

                                                     Charles J. Birnberg
                                                     Certified Public Accountant

Hackensack, New Jersey

                            TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                        DECEMBER 31, 1998, 1999 AND 2000


                                     ASSETS

                                                                 1998                 1999                2000
                                                              ----------           ----------          ----------
Current Assets:
  Cash                                                        $  532,780           $  162,925          $2,523,446
  Marketable Securities, at the Lower of
    Cost or Market (Note 1)                                       56,693               61,453              64,333
  Accounts Receivable, Net of Allowance
    of $10,000 in 2000, 1999 and 1998                            143,462               57,697              93,952
  Inventories (Notes 1 & 2)                                      270,118              816,703           1,286,838
  Prepaid Expense                                                  3,357                4,055               4,055
                                                              ----------           ----------          ----------
        Total Current Assets                                  $1,006,410           $1,102,833          $3,972,624
                                                              ----------           ----------          ----------
Property, Plant and Equipment at Cost (Note 1)
  Leasehold Improvements                                           2,247                2,247               2,247
  Machinery, Equipment and Instruments                           230,137              379,815             467,100
  Furniture and Fixtures                                          67,425               75,899              81,603
                                                              ----------           ----------          ----------
                                                              $  299,809           $  457,961          $  550,950

  Less: Accumulated Depreciation & Amortization                  299,162              314,162             342,551
                                                              ----------           ----------          ----------
    Net, Property, Plant and Equipment                        $      647           $  143,799          $  208,399
                                                              ----------           ----------          ----------
Other Assets                                                  $   11,540           $   11,540          $   12,059
                                                              ----------           ----------          ----------

        Total Assets                                          $1,018,597           $1,258,172          $4,193,082
                                                              ==========           ==========          ==========


The accompanying notes are an integral part of these financial statements

                            TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                        DECEMBER 31, 1998, 1999 AND 2000


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                     1998           1999            2000
                                                  ----------     ----------      ----------
Current Liabilities:
  Current Portion of Long Term Debt (Note 5)      $   32,742     $   28,559      $   17,198
  Short-Term Loans Payable (Note 6)                   43,373        243,373          63,623
  Accounts Payable and Accrued Expenses               42,155        260,745          32,961
  Other Liabilities                                   36,600          3,190           8,375
                                                  ----------     ----------      ----------
        Total Current Liabilities                 $  154,870     $  535,867      $  122,157
                                                  ----------     ----------      ----------

Long Term Convertible Notes Payable                                              $1,520,318

Stockholders' Investment:
  Common Stock, $.01 Par Value;
  10,000,000 Shares Authorized;                   $   23,483     $   36,507      $   39,493
  Less: 11,316 Shares Reacquired and
    and Held in Treasury                                (113)          (113)           (113)
                                                  ----------     ----------      ----------
                                                  $   23,370     $   36,394      $   39,380

  Capital Contributed in Excess of Par Value       1,315,833      1,816,316       4,060,287
  Retained Earnings                                        0              0               0
  Accumulated Deficit                               (475,476)    (1,130,405)     (1,549,060)
                                                  ----------     ----------      ----------
                                                  $  863,727     $  722,305      $2,550,607
                                                  ----------     ----------      ----------
        Total Liabilities and Stockholders'
          Investment                              $1,018,597     $1,258,172      $4,193,082
                                                  ----------     ----------      ----------


The accompanying notes are an integral part of these financial statements

                            TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                        DECEMBER 31, 1998, 1999 AND 2000

                                                    1998           1999           2000
                                                -----------    -----------    -----------
Sales                                           $   552,486    $   689,190    $ 1,017,518
                                                -----------    -----------    -----------
Costs and Expenses:
  Cost of Sales                                     386,425        472,790        651,460
  Selling, General and Administrative
    Expenses                                        329,849        861,174        818,552
                                                -----------    -----------    -----------
                                                    716,274      1,333,964      1,470,012
                                                -----------    -----------    -----------

Income/(Loss) From Operations                   $  (163,788)   $  (644,774)   $  (452,494)
                                                -----------    -----------    -----------

Other Income (Expenses):
  Interest Income                               $     1,654    $     1,150    $    63,543
  Interest Expense                                  (6,970)        (11,305)       (29,704)
                                                -----------    -----------    -----------
                                                $   (5,316)    $   (10,155)   $    33,839
                                                -----------    -----------    -----------

  Income/(Loss) Before Income Taxes             $  (169,104)   $  (654,929)   $  (418,655)
  Provision for Income Taxes (Notes 1 & 4)             --             --             --
                                                -----------    -----------    -----------
Net Income/(Loss)                               $  (169,104)   $  (654,929)   $  (418,655)
  Accum. Earnings/(Deficit,) Beg. of Year       $  (306,372)   $  (475,476)   $(1,130,405)
                                                -----------    -----------    -----------

  Accum. Earnings/(Deficit,) End of Year        $  (475,476)   $(1,130,405)   $(1,549,060)
                                                -----------    -----------    -----------
Primary EPS                                     $     (0.06)   $     (0.18)   $     (0.10)
Fully Diluted EPS                               $     (0.05)   $     (0.13)   $     (0.08)

The accompanying notes are an integral part of these financial statements

                                TECH LABS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                            YEARS 1998, 1999 AND 2000


                                        COMMON STOCK                  CAPITAL IN
                                                                       EXCESS OF         ACCUMULATED
                                 SHARES             AMOUNT             PAR VALUE           DEFECIT              TOTAL
                              -----------         -----------         -----------        -----------         -----------
BALANCE
DECEMBER 31, 1998               2,869,943         $    23,370         $ 1,315,833        $  (475,476)        $   863,727

STOCK ISSUED                      780,717              13,024             500,483                                513,507

NET INCOME/(LOSS)                                                                           (654,929)           (654,929)
                              -----------         -----------         -----------        -----------         -----------
BALANCE
DECEMBER 31, 1999               3,650,660         $    36,394         $ 1,816,316        $(1,130,405)        $   722,305

STOCK ISSUED                      368,379               2,986           2,243,971                 --           2,246,957

NET INCOME/(LOSS)                      --                  --                  --           (418,655)           (418,655)
                              -----------         -----------         -----------        -----------         -----------
BALANCE
DECEMBER 31, 2000               4,019,039         $    39,380         $ 4,060,287        $(1,549,060)        $ 2,550,607



The accompanying notes are an integral part of these financial statements

                            TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                        DECEMBER 31, 1998, 1999 AND 2000

                                                           1998            1999            2000
                                                       -----------     -----------     -----------
Cash Flows From (For) Operating Activities:
  Net Income/(Loss) From Operations                    $  (169,104)    $  (654,929)    $  (418,655)

  Add/(Deduct) Items Not Affecting Cash:
    Depreciation/Amortization (Note 1)                      11,880          15,000          28,389
    Unrealized (Gain)/Loss on Valuation of
      Marketable Securities (Note 1)                         3,357             470            --
  Changes in Operating Assets and Liabilities:
    Marketable Securities                                   (2,650)         (4,290)         (2,880)
    Accounts Receivable                                    (52,728)         85,765         (36,255)
    Inventories                                               (909)       (546,585)       (470,135)
    Accounts Payable and Accrued Expenses                  (40,249)        216,359        (227,784)
    Other Assets and Liabilities                            14,997             593           5,185
                                                       -----------     -----------     -----------
Net Cash Flows For Operating Activities                $  (235,406)    $  (887,617)    $(1,122,135)
                                                       -----------     -----------     -----------

Cash Flows From (For) Investing Activities:
  Increase in Fixed Assets                             $         0     $  (158,152)    $   (92,989)
                                                       -----------     -----------     -----------
Net Cash Flows From (For) Investing Activities         $         0     $  (158,152)    $   (92,989)
                                                       -----------     -----------     -----------

Cash Flows From (For) Financing Activities:
  Acquisition/(Repayment) of Short Term Debt           $    (1,703)    $   162,407     $ 1,328,688
  Issuance of Common Stock                                 603,716         513,507       2,246,957
                                                       -----------     -----------     -----------
Net Cash Flows From (For) Financing Activities:        $   602,013     $   675,914     $ 3,575,645
                                                       -----------     -----------     -----------
Net Increase/(Decrease) in Cash                        $   366,607     $  (369,855)    $ 2,360,521
Cash Balance, Beginning of Year                            166,173         532,780         162,925
                                                       -----------     -----------     -----------
Cash Balance, End of Year                              $   532,780     $   162,925     $ 2,523,446
                                                       -----------     -----------     -----------


The accompanying notes are an integral part of these financial statements

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


(1)  Summary of Significant Accounting Policies

     CASH - Includes Tech Labs' checking account at Hudson United Bank plus a Money Market Account at Prudential Securities.

     ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1998, 1999 and 2000 physical inventories were taken and tested.

     PROPERTY AND DEPRECIATION - Additions to property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                 ASSETS                   ESTIMATED USEFUL LIVES
                 ------                   ----------------------
                 Machinery                5 to 7 years
                 Furniture & Fixtures     5 to 7 years

Maintenance and repairs are charged to expense as incurred. The cost of betterments is capitalized and depreciated at appropriate rates. Upon retirement or other disposition of property items, cost, and accumulated depreciations are removed from the accounts and any gain or loss is reflected in the statement of income.

INCOME TAXES - Income tax expense is based on reported income and deferred tax credit is provided for temporary differences between book and taxable income.

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $56,693 at December 31, 1998, $61,453 at December 31, 1999, and $64,333 at December 31, 2000

(2)  Inventories:

Inventories at December 31, 1998, 1999 and 2000 were as follows:

                                              1998        1999         2000
                                              ----        ----         ----
     Raw Materials & Finished Components    $202,359    $715,438    $  912,358
     Work in Process & Finished Goods       $ 67,759    $107,265    $  374,480
                                            --------    --------    ----------
                                            $270,118    $816,703    $1,286,838
                                            --------    --------    ----------

(3)  Income/(loss) Per Share:

Primary Income/(loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 1998, 2,202,905, for the year ended December 31, 1999, 3,650,660, and for the year ended December 31, 2000, 4,019,039.

Fully Diluted Income/(loss) per share was calculated on the weighted average shares above plus 1,500,000 shares from the assumed conversion of convertible debt which was issued in October, 2000.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000


(4)  Income Taxes:

At December 31, 1998, 1999 and 2000 the balance of operating loss carryforward was $1,219,007, $1,873,936 and $2,292,591 respectively, which can be utilized to offset future taxable income.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the years indicated:

                                                        CURRENT     NON-CURRENT
YEAR ENDED     PAYEE                  INTEREST RATE     AMOUNT      AMOUNT
----------     -----                  -------------     -------     -----------
1998           Hudson United Bank     Prime +1.5%       $32,742
1999           Hudson United Bank     Prime +1.5%       $28,559
2000           Hudson United Bank     Prime +1.5%       $17,198

Certain Marketable Securities are pledged as collateral on the above loans.

(6)  SHORT-TERM LOANS PAYABLE

Demand loans Payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balances due as of December 31, 1998, December 31, 1999, and December 31, 2000 was $43,373 for 1998, $243,373 for 1999, and $63,623 for 2000 which includes accured interest for all three years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. One loan in the principal amount of $11,500 together with accured interest of $7,267 at December 31, 2000 is secured by the assets of Tech Labs. In October of 1999, three short-term loans for a total of $200,000 at ten (10%) percent annual interest were completed. Certain contractural revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid and $50,000 remains outstanding and is due by December 31, 2001.

(7)  COMMON STOCK

In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8)  COMMITMENTS AND CONTINGENCIES

Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and Double T Sports LTD. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000


(9)  MAJOR ACQUISITION:

     On April 27, 1999, Tech Labs completed the purchase of existing inventories and test equipment of the discontinued DynaTrax (TM) Product Line from NORDX/CDT for $500,000. In accordance with the purchase price method of accounting, the purchase price for the assets referenced above was allocated to the assets acquired on the basis of fair market values. Results subsequent to the date of acquisition will be included in Tech Labs' financial statements. Had the results of the DynaTrax acqusition been included in our consolidated statements for 1998, and 1999, the effect would have been material.

    DynaTrax                               Year Ended             Year Ended
   (Unaudited)                          December 31, 1998      December 31, 1999
   -----------                          -----------------      -----------------
Net Sales                                  $   400,000            $ 100,000
Cost of Sales                                  300,000               20,000
                                           -----------            ---------
Gross Profit                                   100,000               80 000

Research/Dev                                   900,000                    0
Selling & G&A Exp                            1,700,000               50,000
                                           -----------            ---------
Pre-Tax Inc./(Loss)                        $(2,500,000)           $  30,000

Income Tax (Expense)/
Benefit-Pro-Forma                            1,150,000                    0
                                           -----------            ---------
Net Income/(Loss)                          $(1,350,000)           $  30,000
                                           -----------            ---------

                                      Investment (Unaudited)    Purchase Price*
                                      ----------------------    ---------------
Inventory                                  $ 2,700,000            $ 400,000
Test Equipment                                 355,000              100,000
                                           -----------            ---------
Total                                      $ 3,055,000            $ 500,000
                                           ===========            =========

*    Included in December 31, 1999 Tech Labs balance sheet.


Effect on Tech Labs Inc.              (Unaudited) Year Ended      Year Ended
(Pro-Forma)                             December 31, 1998      December 31, 1999
------------------------              ----------------------   -----------------
Net Sales                                  $   952,486            $ 535,160
Net Income/(Loss)                          $(1,519,104)           $(387,836)
                                           -----------            ---------
EPS                                        $     (0.54)           $   (0.14)
                                           ===========            =========

(10) LONG-TERM CONVERTIBLE DEBT

On October 13, 2000 Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. The Company disclosed all terms of this financing on Form 8-K filed on October 18, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, and Key Consultants

Name                           Age           Title
----                           ---           -----
Bernard M. Ciongoli            54            President, Treasurer, and Director

Earl M. Bjorndal               49            Vice President and Director

Carmine O. Pellosie, Jr.       58            Secretary and Director

Salvatore Grisafi              70            Director

     Each director is elected for a period of one year and until his successor is duly elected by shareholders and qualified. Officers serve at the will of the board of directors.

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

     Salvatore Grisafi has been a director since August of 2000. Mr. Grisafi is president of MPX Network Solutions, a privately held telecommunications/ networking business development and marketing consulting company. Mr. Grisafi has served as a consultant to the company since 1998, and assisted the company in the acquisition of the Dynatrax(TM) technology from NORDX CDT and in identifying other opportunities and business strategies. Mr. Grisafi is a graduate of the New York Institute of Technology.

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

     All filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with in a timely manner.

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

                           Summary Compensation Table

                                                                              Long-Term
                                         Annual Compensation                Compensation
                                   -----------------------------------      -------------
                                                                              Shares of
                                                                             Common Stock
                                                                            Issuable Upon
    Name and 2000                                                            Exercise of
 Principal Position                Year       Salary($)       Bonus($)         Options
 ------------------                ----       ---------       --------         -------
Bernard M. Ciongoli                2000       $125,000          0              250,000
  President, Treasurer             1999       $125,000          0                    0
                                   1998       $125,000          0              300,000

     The following table sets forth information relating to all options granted to named executive officers:

                       Option Grants in Fiscal Year 2000

                                                  Percent of
                           Number of            Total Options
                    Securities Underlying    Granted to Employees    Exercise    Expiration
Name                   Options Granted        in Fiscal Year (%)       Price        Date
----                   ---------------        ------------------       -----        ----
Bernard M. Ciongoli        111,000                  40.36            $2.68125     1/02/06
                           139,000                  50.00            $2.4375      1/02/06

     We have an employment contract with Mr. Ciongoli that commenced October 1, 1998. The contract was amended June 18, 1999 and subsequently on February 21, 2001 to extend the initial term of Mr. Ciongoli's employment. The contract, as amended, expires on September 30, 2005. Mr. Ciongoli is compensated at the base salary rate of $125,000 per annum. Mr. Ciongoli is also entitled to receive two (2%) percent of our sales in excess of $1,000,000 during any year he is employed by us. In addition, Mr. Ciongoli was also granted an option, pursuant to terms of Mr. Ciongoli's employment contract, exercisable for five (5) years from date of grant to purchase 300,000 shares of stock at $.50 per share, such option to vest in increments of 100,000 shares per annum on each anniversary date of the agreement commencing October 1, 1998.

     In 2000 we granted to Mr. Ciongoli an option to purchase up to 111,000 shares of common stock under our 1996 stock option plan exercisable for five (5) years at $2.68125 per share and which vests over a period of three (3) years. We also granted to Mr. Ciongoli a non-plan option, subject to the approval of shareholders, in consideration and in recognition of his services to Tech Labs to purchase up to 139,000 shares exercisable over (5) years at $2.4375 and which vests over the course of three (3) years from the date of grant.


                                      III-2

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table describes the beneficial ownership of our common stock by:

     o    persons  known  to us to own  more  than  5% of  such  stock,  and

     o the ownership of common stock by our directors, and by all officers and directors as a group.

                                         Number of
                                        Shares Owned           % of
Name                                    Beneficially       Common Stock
----                                   -------------       ------------
Bernard M. Ciongoli                        907,000            19.51%

Earl Bjorndal                              248,444             5.76%

Carmine O. Pellosie, Jr.                    80,000             1.86%

Salvatore Grisafi                           50,000*            1.17%

Libra Finance, S.A.                        275,000             6.15%

Celeste Trust Reg                          495,948             9.99%

The Endeavour Capital Investment
Fund, S.A.                                 495,948             9.99%

Esquire Trade & Finance                    495,948             9.99%

All officers and directors as a          1,285,444            28.30%
group (4 persons)

*    These shares are owned by Mr. Grisafi's wife.

** Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or entity has a right to acquire within 60 days purusant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

o The information for Mr. Ciongoli includes 137,000 shares that may be acquired within 60 days pursuant to the exercise of options granted under our 1996 stock option plan and 300,000 shares issuable upon exercise of options earned under our employment agreement with Mr. Ciongoli.

o The information for Mr. Bjorndal includes 75,000 shares that may be acquired within 60 days pursuant to the exercise of options granted under our 1996 stock option plan.

o The information for Mr. Pellosie includes 20,000 shares issuable upon the exercise of immediately exercisable options granted under our 1996 stock option plan.

o The number of shares beneficially owned by each of Celeste Trust Reg, The Endeavour Capital Investment Fund, S.A., and Esquire Trade & Finance may not exceed, by the terms of their Subscription Agreement with Tech Labs, 9.99% of the outstanding number of shares of common stock of Tech Labs. Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. Based on a conversion price for the notes of $0.738446, no more than an amount equal to 495,948 shares may be converted by each of Celeste Trust Reg, The Endeavour Capital Investment Fund, S.A., and Esquire Trade & Finance at any one time; provided, however, each of the above mentioned parties is not precluded from converting the maximum amount permissible under the notes, immediately disposing of some or all of those shares and subsequently converting additional amounts remaining under the notes.


                                      III-3

Item 12. Certain Relationships and Related Transactions.

     There were no transactions of the nature required to be disclosed by this item during the period covered by this annual report.


                                      III-4

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.



                                  EXHIBIT INDEX

3.1      Certificate  of  Incorporation.(1)
3.2      By-Laws of Tech Labs.(1)
10.1 Amended Joint Marketing Agreement and Confidentiality and Manufacturing Agreement dated as of October 1, 1998 between Tech Labs and Elktronic Apparutebau Gmbh (EAG), W.T. Sports, Ltd. and FVA Safety Equipment, AG.(1)
10.2     Employment  Agreement  between  Tech Labs and Bernard M.  Ciongoli.(1)
10.3     First Amendment to Employment  Agreement  between Tech Labs and Bernard
         M. Ciongoli.(2)
10.4     Second Amendment to Employment Agreement between Tech Labs and Bernard
         M. Ciongoli dated February 21, 2001.
10.6     Patent and Trademark assignments.(1)
10.7 Consulting Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.8 Consulting Agreement dated March 22, 1999 between Tech Labs and MPX Network Solutions.(2)
10.9 Consulting Agreement dated June 2, 1999 between Tech Labs and Coby Capital Corporation.(2)
10.10 Assignment of Lease dated May 1, 1992 between William Tanis as Landlord, Forsee Corporation as Assignor and Tech Labs as Assignee.(2)
10.11 Asset Acquisition Agreement dated as of March 12, 1999 by and between NORDX/CDT, Inc. and Tech Labs.(2)
10.12    Tech Labs Stock Option Plan.(2)
10.13 Stock Option Agreement dated June 3, 1999 between Tech Labs and Coby Capital Corporation.(2)
10.14 Stock Option Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.15 Stock Option Agreement dated March 10, 1999 between Tech Labs and Mint Corporation.(2)
10.16 Joint Marketing Agreement dated October 15,1999 between Tech Labs and TravelNet Technologies, Inc.(3)
10.17 Promissory Note and Security Agreement dated October 25, 1999 between Tech Labs and Peter B. Hirschfield, Trustee, Olive Cox-Sleeper Trust dated 10/3/58 f/b/o Bert L. Atwater.(4)
10.18 Promissory Note dated December 13, 1999 between Tech Labs and Campbell Steward.(5)
10.19    Promissory Note dated December 15, 1999 between Tech Labs and Herbert
         L. Camp, Esq.(5)
10.20 Promissory Note dated December 20, 1999 between Tech Labs and Thomas McKean, Esq.(5)
10.21 Shareholders Agreement dated June 23, 2000 by and between Tech Labs Community Networks, Inc., the Shareholders of M3Communications, Inc. and Tech Labs Community Networks of the South East, Inc.(5)
10.22 Warrant Agreement dated June 23, 2000 executed by Tech Labs and delivered to m3communications, Inc.(5)
10.23 First Amendment to Asset Purchase Agreement dated June 9, 2000 entered into by and between Tech Labs, M3communications, Inc. and the shareholders of M3.(5)
10.24 Consulting Agreement dated as of November 13, 2000 by and between Barry Bendette and Tech Labs.(5)
10.25 Subscription Agreement entered into between the subscribers and Tech Labs dated October 13, 2000.(6)
10.26 Common Stock Purchase warrant entered into between the warrant holders and Tech Labs dated October 13, 2000.(6)

21.1     Subsidiaries of the Company.

(1) Incoporated by reference from the Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on July 9, 1999.

(2) Incorporated by reference from Amendment No. 1 Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on October 18, 1999.

(3) Incorporated by reference from Amendment No. 2 to Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on November 19, 1999.

(4) Incorporated by reference from Amendment No. 3 to Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on December 17, 1999.

(5) Incorporated by reference from the Registrant's Registration Statement on form SB-2, File No. 333-50158, effective January 22, 2001, filed on November 17, 2000.

(6) Incorporated by reference from Amendment No. 5 to Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on January 28, 1999.

     (b)  Reports on Form 8-K.

          On October 13, 2000 the company filed a Current Report (Item V) on Form 8-K reporting that it completed a $1.5 million dollar private placement financing.

          On May 1, 2000 the company filed a Current Report (Item V) on Form 8-K reporting that it sold 293,379 shares of its common stock under its self-underwritten public offering pursuant to a prospectus dated February 3, 2000.


                                      III-5

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 2, 2001                         TECH LABORATORIES, INC.


                                                 By:   /s/ Bernard M. Ciongoli
                                                       -------------------------
                                                       Bernard M. Ciongoli
                                                       President


                                      III-6