Form 10QSB
period 2001-03-31
TECH LABORATORIES INC
filed 2001-05-15
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001

                                       or

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

                                 Yes [X]       No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of May 11, 2001: 4,392,541.

                             Tech Laboratories, Inc.

                                    FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   1
         Balance  Sheets as of March 31, 2000
         And 2001 (unaudited)...............................................   1
         Statements of Operations --For the Three Months
           Ended March 31, 2000 and 2001 (unaudited)........................   3
         Statements of Cash Flows -- For the Three
           Months Ended March 31, 2000 and 2001 (unaudited).................   4
         Notes to Consolidated Financial Statements.........................   5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   7
PART II. OTHER INFORMATION
Item 5.  Other Information..................................................   7
         Signatures.........................................................   8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             MARCH 31, 2000 AND 2001

                                   (UNAUDITED)


                                     ASSETS

                                                         2000           2001
                                                      ----------     ----------
Current Assets:

     Cash                                             $   88,602     $2,150,159
     Marketable Securities, at the Lower of
          Cost or Market                                  61,453         69,733
     Accounts Recievable, net of Allowance
          for Doubtful Accounts of $10,000               251,539        138,360
     Inventories                                         851,126      1,472,570
     Prepaid Expenses                                      4,055          4,055
                                                       ---------      ---------

               Total Current Assets                   $1,256,775     $3,834,877
                                                       ---------      ---------

Property, Plant and Equipment, at Cost

     Leasehold Improvements                                2,247          2,247
     Machinery, Equipment and Instruments                379,815        477,340
     Furniture and Fixtures                               75,899         87,107
                                                      ----------     ----------
          Total Property, Plant & Equipment              457,961        566,694
     Less: Accumulated Depreciation & Amortz             314,162        351,673
                                                      ----------     ----------
          Net, Property, Plant and Equipment             143,799        215,021
                                                      ----------     ----------

Other Assets - Including Public Offering
     Escrow Deposits                                  $  935,301     $   12,059
                                                      ----------     ----------

          Total Assets                                $2,335,875     $4,061,957
                                                      ----------     ----------


The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             MARCH 31, 2000 AND 2001

                                   (UNAUDITED)


                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                          2000          2001
                                                     -----------   -----------
Current Liabilities:

     Current Portion of Long Term Debt               $    27,727   $    34,444
     Short-Term Loans Payable                            243,373        73,789
     Accounts Payable                                    260,277        32,600
     Other Liabilities                                    32,933        47,077
     Public Offering Subscribers' Liability              923,761          -0-
                                                     -----------   -----------

               Total Current Liabilities             $ 1,488,471   $   187,910
                                                     ===========   ===========
     Long Term Convertible Notes Payable                    -0-    $ 1,519,755

Stockholders; Investment:
     Common Stock $.01 Par Value;
     10,000,000 Shares Authorized; 3,650,660
          Issued in 2000, 4,019,039 Issued in 2001        36,507        39,493
      Less: 11,316 Shares Reacquired and
          Held in Treasury                                  (113)         (113)
                                                     -----------   -----------
                                                     $    36,394   $    39,380

     Common Stock Subscribed                              75,000          -0-
     Capital Contributed in Excess of Par Value        1,816,316     4,060,287
     Retained Earnings/ (Accum. Deficit)              (1,080,306)   (1,745,375)
                                                     -----------   -----------
                                                     $   847,404   $ 2,354,292
                                                     -----------   -----------
          Total Liabilities and Stockholders'
                 Equity                              $ 2,335,875   $ 4,061,957
                                                     -----------   -----------



The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                             MARCH 31, 2000 AND 2001


                                   (UNAUDITED)


                                                         2000            2001
                                                    -----------     -----------

Sales                                               $   319,243     $   206,200
                                                    -----------     -----------

Costs and Expenses:
     Cost of Sales                                      140,622         160,950
     Selling, General and Administrative
          Expenses                                      128,522         246,085
                                                    -----------     -----------
                                                        269,144         407,035
                                                    -----------     -----------

Income/(loss) from Operations                       $    50,099     $  (200,835)
                                                    -----------     -----------

Other Income (Expenses):                                    -0-           4,520


Income/ (Loss) Before Income Taxes                       50,099        (196,315)
Provision for Income Taxes                                    0               0
                                                    -----------     -----------
Net Income/ (Loss)                                       50,099        (196,315)

Retained Earnings/(Accum. Deficit,) Beg. Qtr.        (1,130,405)     (1,549,060)
                                                    -----------     -----------
Retained Earnings/(Accum. Deficit), End. Qtr.       $(1,080,306)    $(1,745,375)


Primary Earnings Per Share                          $      0.01     $     (0.05)
Fully Diluted Earnings Per Share                    $      0.01     $     (0.04)



The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW
                             MARCH 31, 2000 AND 2001

                                   (UNAUDITED)

Cash Flow From (for)                                    2000             2001
                                                     ---------        ---------
Operating Activities:

Net Income/ (Loss) From Operations                   $  50,099        $(196,315)

ADD/(Deduct) Items
     Not Affecting Cash:
               Depreciation                                -0-            7,034
               Amortization                                -0-               63

Changes in Operating
     Assets and Liabilities:
          Marketable Securities                           -0-            (5,400)
          Accounts Receivable                         (193,842)         (44,404)
          Inventories                                  (34,423)        (185,732)
          Prepaid Expenses                                 -0-              -0-
          Accounts Payable and
               Accrued Expenses                            (68)             361
          Other Assets/Liabilities                      28,911           67,734
Net Cash Flow from (for)                              --------         --------
     Operating Activities                             (149,323)        (357,020)
                                                      --------         --------
Cash Flows From (For)
     Investing Activities                                  -0-          (15,744)

Cash Flows From (For) Financing Activities:
     Long Term Debt                                        -0-             (523)

     Issuance of Common Stock                              -0-              -0-

     Common Stock Subscriptions                         75,000              -0-
                                                     ---------        ---------
Net Cash Flow From (For)
     Finnancing Activities                              75,000             (523)
                                                     ---------        ---------

Net Increase/(Decrease) in Cash                        (74,323)        (373,287)

Cash Balance Beginning of Year                         162,925        2,523,446
                                                     ---------        ---------

Cash Balance End of First Quarter                       88,602        2,150,159
                                                     ---------        ---------


The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                  (UNAUDITED)


(1)  Summary of Significant Accounting Policies

CASH - Includes Tech Labs' checking account at Hudson United Bank and a money market account at Prudential Securities. There are no Cash Equivalents.

     ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1998, 1999, and 2000 physical inventories were taken and tested. No physical inventory was taken on March 31, 2001.

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

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $64,333 at December 31, 2000 and $69,733 at March 31, 2001.

(2)  Inventories:

Inventories at December 31, 2000, and March 31, 2001 were as follows:

                                               2000      March 31, 2001
                                           ----------    --------------
     Raw Materials & Finished Components   $  912,358    $      942,076
     Work in Process & Finished Goods         374,480           530,494
                                           ----------    --------------
                                           $1,286,838    $    1,472,570
                                           ----------    --------------

(3)  Income/(loss) Per Share:

Primary Income/(loss) per share was calculated on the weighted average shares outstanding. As of March 31, 2001, weighted average shares outstanding were 4,019,039.

Fully Diluted Income/(loss) per share was calculated on the weighted average shares above plus 1,500,000 shares from the assumed conversion of Convertible Debt in October, 2000.

(4)  Income Taxes:

Since the Company has an operating loss carry forward of $2,292,591 as of December 31, 2000, no interperiod tax allocation was made.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the periods indicated:

                                                       CURRENT       NON-CURRENT
PERIOD ENDED      PAYEE               INTEREST RATE     AMOUNT          AMOUNT
--------------    -----               -------------     ------          ------

    2000          Hudson United Bank  Prime +1.5%      $34,444            --
March 31, 2001    Hudson United Bank  Prime +1.5%      $34,444            --

Certain marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable

Demand loans payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balances due as of December 31, 2000 and March 31, 2001 was $73,789. The annual interest rate for these loans ranged between six (6%) percent and ten (10%) percent. One loan in the principal amount of $11,500 together with accrued interest of $7,267 at December 31, 2000 is secured by the assets of Tech Labs. In October of 1999, three short-term loans for a total of $200,000 at (10%) ten percent annual interest were completed. Certain contractural revenues were pledged to secure this loan. As of December 31, 2000, $150,000 of such loans were repaid and $50,000 remains outstanding and is due by December 31, 2001.

(7)  Common Stock

In 1999, Tech Labs commenced a public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). The Company's registration statement filed on Form SB-2 was declared effective on February 3, 2000. The offering was completed on May 3, 2000 and a total of $2,273,723 was raised.

(8)  Long-Term Convertible Debt

On October 13, 2000 Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 13, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10QSB and the Company's Annual Report for the year ended December 31, 2000.

     Quarter ending March 31, 2001, Compared to Quarter Ending March 31, 2000.

     Sales were $206,200 for the first quarter of 2001 as compared to $319,243 for the similar period of 2000. This decrease was due to sales of our DynaTrax
(TM) products being delayed until the second quarter of 2001.

     Cost of sales of $160,950 for the first quarter of the year 2001 has been increased by $20,328 compared to the same period of 2000, primarily due to high cost rotary switch sales and the delay in shipping low-cost DynaTrax (TM) products.

     Selling, general, and administrative expenses increased by $117,563 compared to the same period in 2000 due to expenses incurred to expand our markets for our high margin DynaTrax(TM) products plus legal fees incurred to prepare the Company's Post-Effective Amendment to its Registration Statement filed on Form SB-2 and initially declared effective on January 22, 2001.

     Income from operations of ($196,315) decreased ($246,417) compared to a profit of $50,099 for the prior period as a direct result of the reasons set forth above.

     Quarter Ending March 31, 2001, Compared to Year Ending December 31, 2000.

SIGNIFICANT CHANGES

     In the first quarter of the year 2001, the Company made a significant operating investment in expanding DynaTrax (TM) markets.

     Cash Flow for the first quarter of 2001 was negative ($373,287) as a result of the operating investment.

ADDITIONAL EVENTS

     Under the terms of the agreement the Company entered into with the $1.5 million convertible noteholders, both the Company and the noteholders had the option, provided the noteholders did not beneficially own more than 9.99% of the Company's common stock, calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder, to enter into additional 6.5% convertible notes for a total of $500,000. During the time period alloted to exercise the option the noteholders beneficially owned in excess of 9.99% of the Company's stock, and accordingly, the option to exercise the additional $500,000 convertible notes could not be exercised.

SUBSEQUENT EVENT

     On April 30, 2001 the Company announced a plan to buyback up to 200,000 shares of its common stock. The buyback plan provides that the purchases may be made from time to time at prevailing prices in the open market by block purchases or in private transactions and may be discontinued at any time. The repurchases will be funded through available cash. As of the date of this report the Company has not repurchased any shares.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The Company filed a Registration Statement on Form SB-2 on November 17, 2000 to register shares of its common stock for the benefit of certain selling security holders, including the shares underlying the $1,500,000 convertible notes issued October 13, 2000. The Registration Statement was declared effective by the Securities and Exchange Commission on January 22, 2001. On April 24, 2001 the Company filed Post-Effective Amendment No. 1 to the Registration Statement to update the Company's financial and other information. The Post-Effective Amendment was declared effective on May 7, 2001 by the Securities and Exchange Commission.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECH LABORATORIES, INC.

Date: May 15, 2001                        By:   /s/ Bernard M. Ciongoli
                                                -----------------------
                                                Bernard Ciongoli
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)