Form 10QSB
period 2001-06-30
TECH LABORATORIES INC
filed 2001-08-14
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001.

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

                                 Yes [X]       No [_]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of August 10, 2001 there were 4,717,827 shares outstanding.

                             Tech Laboratories, Inc.

                                    FORM 10-QSB

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements...............................................   1
         Balance  Sheets as of June 30, 2000
         And 2001 (unaudited)...............................................   1
         Statements of Operations -- For the Second Quarter
           And Six Months Ended June 30, 2000 and 2001......................   3
         Statements of Cash Flows -- For the Six
           Months Ended June 30, 2000 and 2001 (unaudited)..................   4
         Notes to Consolidated Financial Statements.........................   5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   7
Item 5.  Other Information..................................................   7
Item 6.  Exhibits and Reports on Form 8-K...................................   7


         Signature..........................................................   8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             JUNE 30, 2000 AND 2001

                                   (UNAUDITED)


                                     ASSETS

                                                              FOR THE
                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                          2000         2001
                                                       ----------   ----------
Current Assets:
     Cash                                              $1,858,874   $2,016,546
     Marketable Securities, at the Lower of
          Cost or Market                                   61,453       79,116
     Accounts Recievable, net of Allowance
          for Doubtful Accounts of $10,000                173,123      154,467
     Inventories                                          951,362    1,532,319
     Prepaid Expenses                                       4,055        4,055
                                                       ----------   ----------

               Total Current Assets                    $3,048,867   $3,786,503
                                                       ----------   ----------

Property, Plant and Equipment, at Cost
     Leasehold Improvements                                 2,247        2,247
     Machinery, Equipment and Instruments                 410,425      534,440
     Furniture and Fixtures                                76,594       91,851
                                                       ----------   ----------
          Total Property, Plant & Equipment            $  489,266   $  628,538
     Less: Accumulated Depreciation & Amortization        314,162      358,670
                                                       ----------   ----------
          Net, Property, Plant and Equipment           $  175,104   $  269,868
                                                       ----------   ----------

Other Assets                                           $   11,541   $   12,059
                                                       ----------   ----------

          Total Assets                                 $3,235,512   $4,068,430
                                                       ----------   ----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             JUNE 30, 2000 AND 2001

                                   (UNAUDITED)


                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                             FOR THE
                                                            SIX MONTHS
                                                          ENDED JUNE 30,

                                                          2000          2001
                                                      -----------   -----------

Current Liabilities:
     Current Portion of Long Term Debt                $    27,790   $    34,444
     Short-Term Loans Payable                              79,956        73,593
     Accounts Payable                                      26,793        57,100
     Other Liabilities                                     25,684        71,077
                                                      -----------   -----------
                 Total Current Liabilities            $   160,223   $   236,214
                                                      ===========   ===========

     Long Term Convertible Notes                                0   $ 1,228,774

Stockholders; Investment:
     Common Stock $.01 Par Value;
     10,000,000 Shares Authorized:
        3,949,039 shares outstanding in 2000
          and 4,663,919 in 2001                       $    39,492   $    47,060
     Less: 11,316 Shares Reacquired and
          Held in Treasury                                   (113)         (113)
                                                      -----------   -----------
                                                      $    39,379   $    46,947

     Capital Contributed in Excess of Par Value         4,076,972     4,351,268
     Retained Earnings/ (Accum. Deficit)               (1,041,062)   (1,794,773)
                                                      -----------   -----------
                                                        3,035,910     2,603,442
                                                      -----------   -----------
          Total Liabilities and Stockholders'
                 Equity                               $ 3,235,512   $ 4,068,430
                                                      -----------   -----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                             JUNE 30, 2000 AND 2001


                                   (UNAUDITED)

                                                                          FOR THE                              FOR THE
                                                                       THREE MONTHS                           SIX MONTHS
                                                                       ENDED JUNE 30,                       ENDED JUNE 30,


                                                                  2000              2001               2000               2001
                                                               -----------      -----------        -----------        -----------

Sales                                                          $   264,410      $   154,278        $   583,653        $   360,478
                                                               -----------      -----------        -----------        -----------

Costs and Expenses:
     Cost of Sales                                                  96,505           65,914            237,127            226,864
     Selling, General and Administrative
          Expenses                                                 136,982          132,950            265,504            379,035
                                                               -----------      -----------        -----------        -----------
                                                                   233,487          198,864            502,631            605,899
                                                               -----------      -----------        -----------        -----------

Income/(loss) from Operations                                  $    30,923      $   (44,586)       $    81,022        $  (245,421)
                                                               -----------      -----------        -----------        -----------

Other Income (Expenses):
     Interest Income                                                13,786           21,317             13,786             50,212
     Interest Expense                                               (5,465)         (26,129)            (5,465)           (50,504)
                                                               -----------      -----------        -----------        -----------
                                                                     8,321           (4,812)             8,321               (292)

Income/(Loss) Before Income Taxes                              $    39,244      $   (49,398)       $    89,343        $  (245,713)
Provision for Income Taxes                                               0                0                  0                  0
                                                               -----------      -----------        -----------        -----------
Net Income/(Loss)                                              $    39,244      $   (49,398)       $    89,343        $  (245,713)

Retained Earnings/(Accum. Deficit), Beg. Yr                     (1,080,306)      (1,745,375)        (1,130,405)        (1,549,060)
                                                               -----------      -----------        -----------        -----------
Retained Earnings/(Accum. Deficit), End. Yr                    $(1,041,062)     $(1,794,773)       $(1,041,062)       $(1,794,773)
                                                               -----------      -----------        -----------        -----------

Primary Earnings
     Per Share                                                 $      0.01      $     (0.01)       $      0.02        $     (0.06)

Fully Diluted Earnings
     Per Share                                                 $      0.01      $     (0.01)       $      0.01        $     (0.03)


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

                                   (UNAUDITED)

                                                            2000                        2001
                                                         -----------                -----------
Cash Flow From (for) Operating Activities:
    Net Income/ (Loss) From Operations                   $    89,343                $  (245,713)

    ADD/(Deduct) Items Not Affecting Cash:
          Depreciation/Amortization                              -0-                     15,906
          Unrealized (Gain)/Loss on Valuation of
              Marketable Securities                              -0-                        213

    Changes in Operating Assets and Liabilities:
          Marketable Securities                                  -0-                    (14,783)
          Accounts Receivable                               (115,426)                   (60,515)

          Inventories                                       (134,659)                  (245,481)
          Accounts Payable                                  (233,952)                    24,139
          Other Assets/Liabilities                            22,494                     89,918
                                                         -----------                -----------
Net Cash Flow For Operating Activities                   $  (372,200)               $  (436,316)
                                                         -----------                -----------
Cash Flows From (For) Investing Activities
    Addition of Machinery and Equipment                      (31,306)                   (77,588)
                                                         -----------                -----------
Net Cash Flows From Investing Activities                 $   (31,306)               $   (77,588)
                                                         -----------                -----------

Cash Flows From (For) Financing Activities:

     Acquisition/(Repayment) of Short/Long Term Debt        (164,186)                  (291,544)
     Issuance of Common Stock                              2,263,641                    298,548
                                                         -----------                -----------
Net Cash Flows From (For) Financing Activities           $ 2,099,455                $     7,004
                                                         -----------                -----------
Net Increase/(Decrease) in Cash                          $ 1,695,949                $  (506,900)
Cash Balance Beginning of Year                               162,925                  2,523,446
                                                         -----------                -----------
Cash Balance End of First Quarter                        $ 1,858,874                $ 2,016,546
                                                         -----------                -----------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


(1)  Summary of Significant Accounting Policies

CASH - Includes Tech Labs' checking account at Hudson United Bank and money market accounts at Prudential Securities and Bear Stearns. There are no Cash Equivalents.

     ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1998, 1999, and 2000 physical inventories were taken and tested. No physical inventory was taken on June 30, 2001.

PROPERTY AND DEPRECIATION - Additions to property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           ASSETS                ESTIMATED USEFUL LIVES

                           Machinery                 5 to 7 years
                           Furniture & Fixtures      5 to 7 years

Maintenance and repairs are charged to expenses as incurred. The cost of betterments is capitalized and depreciated at appropriate rates. Upon retirement or other disposition of property items, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of income.

INCOME TAXES - Income tax expense is based on reported income and deferred tax credit is provided for temporary differences between book and taxable income.

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $64,333 at December 31, 2000 and $79,116 at June 30, 2001.

(2)  Inventories:

Inventories at December 31, 2000 and June 30, 2001 were as follows:

                                           December 31,
                                              2000       June 30, 2001
                                           ----------    --------------
     Raw Materials & Finished Components   $  912,358    $      717,693
     Work in Process & Finished Goods         374,480           814,626
                                           ----------    --------------
                                           $1,286,838    $    1,532,319
                                           ----------    --------------

(3)  Income/(loss) Per Share:

Primary Income/(loss) per share was calculated on the weighted average shares outstanding. As of June 30, 2001, weighted average shares outstanding were 4,663,919.

Fully Diluted Income/(loss) per share was calculated on the weighted average shares above plus 2,737,909 shares from the assumed conversion of the remaining balance of the convertible notes issued in October, 2000.

(4)  Income Taxes:

Since the Company has an operating loss carry forward of $2,292,591 as of December 31, 2000, no interperiod tax allocation was made.

(5)  Current Portion of Long-Term Debt:

Loans payable to banks were as follows for the periods indicated:

                                                       CURRENT       NON-CURRENT
PERIOD ENDED      PAYEE               INTEREST RATE     AMOUNT          AMOUNT
--------------    -----               -------------     ------          ------

June 30, 2000     Hudson United Bank  Prime +1.5%      $27,790            --
June 30, 2001     Hudson United Bank  Prime +1.5%      $34,444            --

Certain marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable

Demand loans payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balances due as of December 31, 2000 and as of June 30, 2001 were $73,759 and $73,583, respectively. The annual interest rate for these loans ranged between six (6%) percent and ten (10%) percent. One loan in the principal amount of $11,500 together with accrued interest of $7,267 at December 31, 2000, is secured by the assets of Tech Labs. In October of 1999, three short-term loans for a total of $200,000 at ten (10%) percent annual interest were completed. Certain contractural revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid and $50,000 presently remains outstanding and is due by December 31, 2001.

(7)  Common Stock

In 1999, Tech Labs commenced a public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). The Company's registration statement filed on Form SB-2 was declared effective on February 3, 2000. The offering was completed on May 3, 2000 and a total of $2,273,723 was raised.

(8)  Long-Term Convertible Debt

On October 13, 2000 Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 13, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of June 30, 2001 $271,226 of principal on the convertible notes has been converted into shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this report Form 10QSB and the Company's Annual Report for the year ended December 31, 2000.

     Quarter ending June 30, 2001, Compared to Quarter Ending June 30, 2000.

     Sales were $154,278 for the second quarter of 2001 as compared to $264,410 for the similar period of 2000. This decrease was due to slower sales of our DynaTrax (TM) products, which we believe is the result of the current downturn in telecommunications capital spending.

Cost of sales of $65,914 for the second quarter of 2001 decreased by $30,591 compared to the same period of 2000, primarily due to lower sales.

     Selling, general, and administrative expenses decreased by $4,032 compared to the same period in 2000. Selling expense still remains significant as the Company continues efforts to expand markets for its high margin DynaTrax products.

     Income from operations of ($49,398) decreased ($88,642) compared to a profit of $39,244 for the prior period as a direct result of the reasons set forth above.

     Six Months Ending June 30, 2001, Compared to Year Ending December 31, 2000.

SIGNIFICANT CHANGES

     In the first half of 2001, the Company made a significant operating investment in expanding DynaTrax (TM) markets.

     Cash Flow for the first half of 2001 was negative ($506,900) as a result of the operating investment.

ITEM 5. OTHER INFORMATION

     The Company filed a Registration Statement on Form SB-2 on November 17, 2000 to register shares of its common stock for the benefit of certain selling security holders, including the shares underlying the $1,500,000 convertible notes issued October 13, 2000. The Registration Statement was declared effective by the Securities and Exchange Commission on January 22, 2001. On April 24, 2001 the Company filed Post-Effective Amendment No. 1 to the Registration Statement to update the Company's financial and other information. The Post-Effective Amendment was declared effective on May 7, 2001 by the Securities and Exchange Commission. As of June 30, 2001 $271,226 of principal on the convertible notes has been converted into shares of the Company's common stock.

     On April 30, 2001 the Company announced a plan to buy back up to 200,000 shares of its common stock. The "buyback" plan provides that the purchases may be made from time to time at prevailing prices in the open market by block purchases or in private transactions and may be discountinued at any time. The repurchases will be funded through available cash. As of the date of this report the Company has not repurchased any shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Second Amendment, dated February 21, 2001, to Employment Agreement entered into between the Company and Bernard M. Ciongoli as of October 1, 1998 and previously amended June 16, 1999.

There were no reports on Form 8-K filed during the fiscal quarter ended June 30, 2001.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECH LABORATORIES, INC.

Date: August 14, 2001                     By:   /s/ Bernard M. Ciongoli
                                                -----------------------
                                                Bernard Ciongoli
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)