Form 10QSB
period 2001-09-30
TECH LABORATORIES INC
filed 2001-11-14
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to ___________________.

                        Commission File Number 000-27592

                         ------------------------------

                            TECH LABORATORIES, INC.
                            -----------------------
              (Exact name of Small Business issuer in its charter)

               New Jersey                                22-1436279
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
 955 Belmont Avenue, North Haledon, NJ                      07508
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (zip code)


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

                        Yes  [X]          No  [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 12, 2001, there were 5,088,798 shares outstanding.

                             Tech Laboratories, Inc.

                                   FORM 10-QSB

                                Table of Contents


PART I

FINANCIAL INFORMATION........................................................  1
  Item 1.  Financial Statements..............................................  1
  September 30, 2001 and 2000 Balance Sheet (unaudited)......................  1
  Statement of Operations For The Third Quarter and Nine Months Ended
      September 30, 2001 and 2000 (unaudited)................................  3
  Statement of Cash Flow For The Nine Months Ended
      September 30, 2001 and 2000 (unaudited)................................  4
  Notes to Consolidated Financial Statements.................................  5
  Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..................................................  8
  Item 6.  Exhibits and Reports on Form 8-K..................................  8
  SIGNATURES ................................................................. 9


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                           September 30, 2001 and 2000
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS

                                                                     FOR THE NINE
                                                                     MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                2001               2000
                                                                ----               ----
Current Assets:
  Cash                                                      $1,663,815          $1,462,319
  Marketable Securities at the Lower of Cost or Market          56,103              61,453
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $10,000                               144,556             169,251
  Inventories                                                1,575,915           1,251,010
  Prepaid Expenses                                               6,503               4,055
                                                            -----------         -----------

                 Total Current Assets                       $3,446,892          $2,948,088

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                         2,247               2,247
  Machinery, Equipment, and Instruments                        519,469             410,425
  Furniture and Fixtures                                        92,690              79,161
                                                            -----------         -----------

                 Total Property, Plant, and Equipment       $  614,906          $  491,833
       Less:  Accumulated Depreciation & Amortization         (366,569)           (314,162)
                                                            -----------         -----------

                 Net Property, Plant, and Equipment         $  248,337          $  177,671
                                                            -----------         -----------

Other Assets                                                $   12,059          $   11,541
                                                            -----------         -----------

                 Total Assets                               $3,707,288          $3,137,300
                                                            ===========         ===========

              The accompanying notes are an integral part of these
                             financial statements.


                             TECH LABORATORIES, INC.
                           September 30, 2001 and 2000
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                          FOR THE NINE
                                                                          MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2001               2000
                                                                     ----               ----
Current Liabilities:
  Current Portion of Long-Term Debt                              $   33,983          $   25,821
  Short-Term Loans Payable                                           63,593              79,956
  Accounts Payable                                                   36,868              34,765
  Other Liabilities                                                  26,099              29,047
                                                                 -----------         -----------

                 Total Current Liabilities                       $  160,493          $  169,599
                                                                 -----------         -----------

       Long-Term Convertible Notes                               $1,221,046                 -0-

Stockholders' Investment:
  Common Stock, $.01 Par Value;
  10,000,000 Shares Authorized:
       4,019,039 shares outstanding in 2000 and
       4,790,942 shares outstanding in 2001                      $   47,060          $   39,492
  Less:  11,316 Shares Reacquired and
       Held in Treasury                                                (113)               (113)
                                                                  ----------          ----------

                                                                 $   46,947          $   39,379
                                                                 -----------         -----------

  Capital Contributed in Excess of Par Value                     $4,220,028          $4,060,287
  Retained Earnings/(Accum. Deficit)                             (1,941,226)         (1,131,965)
                                                                 -----------         -----------
                                                                  2,325,749           2,967,701

                 Total Liabilities and Stockholders' Equity      $3,707,288          $3,137,300
                                                                 ===========         ===========

              The accompanying notes are an integral part of these
                             financial statements.


                                            TECH LABORATORIES, INC.
                                        Statement of Operations For The
                                      Third Quarter and Nine Months Ended
                                          September 30, 2001 and 2000

                                                  (unaudited)


                                                               FOR THE THREE                       FOR THE NINE
                                                               MONTHS ENDED                        MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                          2001             2000              2001               2000
                                                      ------------      ------------      ------------      ------------
Sales                                                 $    81,802       $   265,453       $   442,280       $   849,106
                                                      ------------      ------------      ------------      ------------

Costs and Expenses:
  Cost of Sales                                            37,967           135,840           264,831           372,967
  Selling, General, and Administrative Expense            176,718           241,526           555,753           507,030
                                                      ------------      ------------      ------------      ------------

                                                          214,685           377,366           820,584           879,997
                                                      ------------      ------------      ------------      ------------

Income/(Loss) from Operations                         $  (132,883)      $  (111,913)      $  (378,304)      $   (30,891)

Other Income (Expenses):
  Interest Income                                          12,559            21,010            62,771            34,796
  Interest Expense                                        (26,129)              -0-           (76,633)           (5,465)
                                                      ------------      ------------      ------------      ------------
                                                          (13,570)           21,010           (13,862)           29,331

Income/(Loss) Before Income Taxes                     $  (146,453)      $   (90,903)      $  (392,166)      $    (1,560)
Provision for Income Taxes                                    -0-               -0-               -0-               -0-
                                                      ------------      ------------      ------------      ------------

Net Income/(Loss)                                     $  (146,453)      $   (90,903)      $  (392,166)      $    (1,560)

Retained Earnings/(Accum. Deficit), Beg. Year          (1,794,773)       (1,041,662)       (1,549,060)       (1,130,405)
                                                      ------------      ------------      ------------      ------------

Retained Earnings/(Accum. Deficit), End. Quarter      $(1,941,226)      $(1,131,965)      $(1,941,226)      $(1,131,965)
                                                      ============      ============      ============      ============

Primary Earnings Per Share                            $     (0.03)      $     (0.02)      $     (0.09)      $       -0-
                                                      ============      ============      ============      ============

Fully Diluted Earnings Per Share                      $     (0.02)      $     (0.01)      $     (0.05)      $       -0-
                                                      ============      ============      ============      ============

                             The accompanying notes are an integral part of these
                                            financial statements.

                                                      -3-


                                       TECH LABORATORIES, INC.

                                   Statement of Cash Flow For The
                                          Nine Months Ended
                                     September 30, 2001 and 2000

                                             (unaudited)

                                                                        2001               2000
                                                                    -----------        -----------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                                 $ (392,166)        $   (1,560)

  Add/(Deduct) Items Not Affecting Cash:
     Depreciation/Amortization                                          24,018                -0-
     Unrealized (Gain)/Loss on Valuation of Marketable Securities          -0-                -0-

  Changes in Operating Assets and Liabilities
     Marketable Securities                                               8,320                -0-
     Accounts Receivable                                               (50,604)          (111,554)

     Inventories                                                      (289,077)          (434,307)
     Accounts Payable                                                    3,907           (225,980)
     Other Assets/Liabilities                                           15,136             23,129
                                                                    -----------        -----------

Net Cash Flow For Operating Activities                              $ (680,466)        $ (750,272)
                                                                    -----------        -----------

Cash Flows From (For) Investing Activities
  Addition of Machinery and Equipment                                  (63,956)           (33,872)
                                                                    -----------        -----------

Net Cash Flow From Investing Activities                                (63,956)           (33,872)
                                                                    -----------        -----------

Cash Flow From (For) Financing Activities:

  Acquisition/(Payment) of Short/Long-Term Debt                       (282,517)          (163,417)
  Issuance of Common Stock                                             167,308          2,246,956
                                                                    -----------        -----------

Net Cash Flow From (For) Financing Activities                         (115,209)        $2,083,539
                                                                    -----------        -----------

Net Increase/(Decrease) in Cash                                       (859,631)        $1,299,395
Cash Balance Beginning of Year                                       2,523,446            762,924

Cash Balance End of Third Quarter                                   $1,663,815         $1,462,319
                                                                    -----------        -----------

                        The accompanying notes are an integral part of these
                                       financial statements.

                             TECH LABORATORIES, INC.

                              Notes to Consolidated
                              Financial Statements
                              For Nine Months Ended
                               September 30, 2001

                                   (unaudited)


(1)      Summary of Significant Accounting Policies.

         CASH -- Includes Tech Labs' checking account at Hudson United Bank and money market accounts at Prudential Securities and Bear Stearns. There are no Cash Equivalents.

         ACCOUNTS RECEIVABLE -- Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

         INVENTORIES -- Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1998, 1999, and 2000, physical inventories were taken and tested. No physical inventory was taken on September 30, 2001.

         PROPERTY AND DEPRECIATION -- Additions to property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

         INCOME TAXES -- Income tax expense is based on reported income, and deferred tax credit is provided for temporary differences between book and taxable income.

         MARKETABLE SECURITIES -- The marketable securities are recorded at the lower of cost or market. The cost of securities was $64,333 at December 31, 2000, and $56,103 at September 30, 2001.

(2)      Inventories.

         Inventories at December 31, 2000, and September 30, 2001, were as follows:

                                                 December 31,     September 30,
                                                     2000             2001
                                                 -------------    -------------
         Raw Materials & Finished Components      $  912,358        $  866,207
         Work in Process & Finished Goods            374,480           709,708
                                                  -----------       -----------

                                                  $1,286,838        $1,575,915
                                                  ===========       ===========

(3)      Income/(Loss) Per Share.

         Preliminary Income/(Loss) per share was calculated on the weighted average shares outstanding. As of September 30, 2001, weighted average shares outstanding were 4,790,942.

         Fully Diluted Income/(Loss) per share was calculated on the weighted average shares above plus 3,574,638 shares from the assumed conversion of the remaining balance of the convertible notes issued in October, 2000.

(4)      Income Taxes.

         Since the Company has an operating loss carryforward of $2,292,591 as of December 31, 2000, no interperiod tax allocation was made.

(5)      Current Portion of Long-Term Debt.

         Loans payable to banks were as follows for the periods indicated:

                                                  INTEREST        CURRENT        NON-CURRENT
PERIOD ENDED               PAYEE                   RATE           AMOUNT           AMOUNT
------------               -----                   ----           ------           ------
September 30, 2000     Hudson United Bank      Prime +1.5%        $               $25,821
September 30, 2001     Hudson United Bank      Prime +1.5%        $               $33,983


Certain marketable securities are pledged as collateral on the above loan.

(6)      Short-Term Loans Payable.

         Demand loans payable include loans from stockholders, officers, members of the Board of Directors, and third parties. The outstanding loan balances due as of December 31, 2000 were $73,759, and as of September 30, 2001, were $63,593. The annual interest rate for these loans ranged between six percent (6%) and ten percent (10%). One loan in the amount of $8,767 as of September 30, 2001, is secured by the assets of Tech Labs. In October, 1999, three short term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid, and $50,000 presently remains outstanding and is due December 31, 2001.

(7)      Common Stock.

         In 1999, Tech Labs commenced a self-underwritten public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). The Company's registration statement was declared effective February 3, 2000. This offering was completed on May 3, 2000 and a total of $2,273,723 was raised.

(8)      Long-Term Convertible Debt.

         On October 13, 2000, Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 13, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of September 30, 2001, $278,546 of principal on the convertible notes has been converted into shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2000.

                 Quarter ending September 30, 2001, compared to Quarter ending September 30, 2000.

         Sales were $81,802 for the third quarter of 2001 as compared to $265,453 for the similar period of 2000. This decrease was due to lower sales of our DynaTraX(TM) products, which we believe is the result of the current economic downturn in telecommunications capital spending.

         Cost of sales of $37,967 for the third quarter of 2001 decreased by $97,873 compared to the same period of 2000, which is due to lower sales.

         Selling, administrative, and general expenses decreased by $64,808 compared to the same period of 2000. Due to lower sales, the Company reduced administrative expenses and invested some of the resulting savings to further improve DynaTraX(TM) technology.

         Loss from operations of ($146,453) increased ($55,550) compared to a loss of $90,903 for the prior period as a direct result of the reasons set forth above.

         Nine months ending September 30, 2001, compared to year ending December 31, 2000.

         During the first nine months of 2001, the Company made a significant operating investment in expanding DynaTraX(TM) markets, improving DynaTraX(TM) technology, and enhancing our security products.

         Cash Flow for the first nine months of 2001 was negative ($859,631) as a result of the operating investment.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

10.1 Employment Agreement entered into between the Company and Bernard M. Ciongoli dated as of August 24, 2001.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal quarter ended September 30, 2001.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2001

                                           TECH LABORATORIES, INC.



                                           By: /S/ Bernard Ciongoli
                                              ----------------------------------
                                               Bernard Ciongoli
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)