Form 10QSB/A
period 2001-09-30
TECH LABORATORIES INC
filed 2001-12-26
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                  FORM 10-QSB/A

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

                        Yes  [X]          No  [_]


         The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of December 19, 2001, there were 5,088,798 shares outstanding.

                            Tech Laboratories, Inc.
                                  For 10-QSB/A


Purpose of Amendment


         An internal control breakdown prevented cash disbursements totaling $370,507 from being recorded to the general ledger. The Company conducted an internal review, identified the problem, and has revised its numbers for the Third Quarter and Nine Months Ended September 30, 2001. The Company's Chief Financial Officer has reviewed and changed the internal controls of the Company in order to prevent this breakdown in internal control from happening again.

                             Tech Laboratories, Inc.


                                  FORM 10-QSB/A


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


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                           September 30, 2001 and 2000
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS

                                                                     FOR THE NINE
                                                                     MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                2001               2000
                                                                ----               ----
Current Assets:
  Cash                                                      $1,293,298*         $1,462,319
  Marketable Securities at the Lower of Cost or Market          56,103              61,453
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $10,000                               144,556             169,251
  Inventories                                                1,731,915*          1,251,010
  Prepaid Expenses                                               6,503               4,055
                                                            -----------         -----------

                 Total Current Assets                       $3,232,375*         $2,948,088

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                         2,247               2,247
  Machinery, Equipment, and Instruments                        539,771*            410,425
  Furniture and Fixtures                                        92,690              79,161
                                                            -----------         -----------

                 Total Property, Plant, and Equipment       $  634,708*         $  491,833
       Less:  Accumulated Depreciation & Amortization         (366,569)           (314,162)
                                                            -----------         -----------

                 Net Property, Plant, and Equipment         $  268,139*         $  177,671
                                                            -----------         -----------

Other Assets                                                $   12,059          $   11,541
                                                            -----------         -----------

                 Total Assets                               $3,512,573*         $3,137,300
                                                            ===========         ===========

* Revised

              The accompanying notes are an integral part of these
                             financial statements.


                             TECH LABORATORIES, INC.
                           September 30, 2001 and 2000
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                          FOR THE NINE
                                                                          MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2001               2000
                                                                     ----               ----
Current Liabilities:
  Current Portion of Long-Term Debt                              $   33,433*         $   25,821
  Short-Term Loans Payable                                           63,593              79,956
  Accounts Payable                                                   36,868              34,765
  Other Liabilities                                                  26,099              29,047
                                                                 -----------         -----------

                 Total Current Liabilities                       $  159,993*         $  169,599
                                                                 -----------         -----------

       Long-Term Convertible Notes                               $1,221,046                 -0-

Stockholders' Investment:
  Common Stock, $.01 Par Value;
  10,000,000 Shares Authorized:
       4,019,039 shares outstanding in 2000 and
       4,790,942 shares outstanding in 2001                      $   47,060          $   39,492
  Less:  11,316 Shares Reacquired and
       Held in Treasury                                                (113)               (113)
                                                                  ----------          ----------

                                                                 $   46,947          $   39,379
                                                                 -----------         -----------

  Capital Contributed in Excess of Par Value                     $4,220,028          $4,060,287
  Retained Earnings/(Accum. Deficit)                             (2,135,441)*        (1,131,965)
                                                                 -----------         -----------
                                                                  2,131,534*          2,967,701

                 Total Liabilities and Stockholders' Equity      $3,512,573*         $3,137,300
                                                                 ===========         ===========


* Revised

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


                                            TECH LABORATORIES, INC.
                                        Statement of Operations For The
                                      Third Quarter and Nine Months Ended
                                          September 30, 2001 and 2000

                                                  (unaudited)


                                                               FOR THE THREE                       FOR THE NINE
                                                               MONTHS ENDED                        MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                          2001             2000              2001               2000
                                                      ------------      ------------      ------------      ------------
Sales                                                 $    81,802       $   265,453       $   442,280       $   849,106
                                                      ------------      ------------      ------------      ------------

Costs and Expenses:
  Cost of Sales                                            37,967           135,840           264,831           372,967
  Selling, General, and Administrative Expense            370,933*          241,526           749,968*          507,030
                                                      ------------      ------------      ------------      ------------

                                                          408,900*          377,366         1,014,799-          879,997
                                                      ------------      ------------      ------------      ------------

Income/(Loss) from Operations                         $  (327,098)*     $  (111,913)      $  (573,519)*     $   (30,891)

Other Income (Expenses):
  Interest Income                                          12,559            21,010            62,771            34,796
  Interest Expense                                        (26,129)              -0-           (76,633)           (5,465)
                                                      ------------      ------------      ------------      ------------
                                                          (13,570)           21,010           (13,862)           29,331

Income/(Loss) Before Income Taxes                     $  (340,668)*     $   (90,903)      $  (586,381)*     $    (1,560)
Provision for Income Taxes                                    -0-               -0-               -0-               -0-
                                                      ------------      ------------      ------------      ------------

Net Income/(Loss)                                     $  (340,668)*     $   (90,903)      $  (586,381)*     $    (1,560)

Retained Earnings/(Accum. Deficit), Beg. Year          (1,794,773)       (1,041,662)       (1,549,060)       (1,130,405)
                                                      ------------      ------------      ------------      ------------

Retained Earnings/(Accum. Deficit), End. Quarter      $(2,135,441)*     $(1,131,965)      $(2,135,441)*     $(1,131,965)
                                                      ============      ============      ============      ============

Primary Earnings Per Share                            $     (0.07)*     $     (0.02)      $     (0.12)*     $       -0-
                                                      ============      ============      ============      ============

Fully Diluted Earnings Per Share                      $     (0.04)*     $     (0.01)      $     (0.07)*     $       -0-
                                                      ============      ============      ============      ============

* Revised

                             The accompanying notes are an integral part of these
                                            financial statements.

                                                      -3-


                                       TECH LABORATORIES, INC.

                                   Statement of Cash Flow For The
                                          Nine Months Ended
                                     September 30, 2001 and 2000

                                             (unaudited)

                                                                        2001               2000
                                                                    -----------        -----------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                                 $ (586,381)*       $   (1,560)

  Add/(Deduct) Items Not Affecting Cash:
     Depreciation/Amortization                                          24,018                -0-
     Unrealized (Gain)/Loss on Valuation of Marketable Securities          -0-                -0-

  Changes in Operating Assets and Liabilities
     Marketable Securities                                               8,320                -0-
     Accounts Receivable                                               (50,604)          (111,554)

     Inventories                                                      (445,077)*         (434,307)
     Accounts Payable                                                    3,907           (225,980)
     Other Assets/Liabilities                                           15,136             23,129
                                                                    -----------        -----------

Net Cash Flow For Operating Activities                             $(1,030,681)*       $ (750,272)
                                                                    -----------        -----------

Cash Flows From (For) Investing Activities
  Addition of Machinery and Equipment                                  (84,258)*          (33,872)
                                                                    -----------        -----------

Net Cash Flow From Investing Activities                                (84,258)*          (33,872)
                                                                    -----------        -----------

Cash Flow From (For) Financing Activities:

  Acquisition/(Payment) of Short/Long-Term Debt                       (282,517)          (163,417)
  Issuance of Common Stock                                             167,308          2,246,956
                                                                    -----------        -----------

Net Cash Flow From (For) Financing Activities                         (115,209)        $2,083,539
                                                                    -----------        -----------

Net Increase/(Decrease) in Cash                                     (1,230,148)*       $1,299,395
Cash Balance Beginning of Year                                       2,523,446           762,924

Cash Balance End of Third Quarter                                   $1,293,298*        $1,462,319
                                                                    -----------        -----------

* Revised


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

(2)      Inventories.

         Inventories at December 31, 2000 and September 30, 2001, were as follows:

                                                 December 31,     September 30,
                                                     2000             2001
                                                 -------------    -------------
         Raw Materials & Finished Components      $  912,358        $  866,207
         Work in Process & Finished Goods            374,480           865,708
                                                  -----------       -----------

                                                  $1,286,838        $1,731,915
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

         Selling, administrative, and general expenses increased by $129,407 compared to the same period of 2000. Due to the economic downturn, the Company is looking to secure additional financing causing an increase in legal and consulting fees.

         Loss from operations of ($340,668) increased ($249,765) compared to a loss of $90,903 for the prior period as a direct result of the reasons set forth above.

         Nine months ending September 30, 2001, compared to year ending December 31, 2000.

         During the first nine months of 2001, the Company made a significant operating investment in expanding DynaTraX(TM) markets, improving DynaTraX(TM) technology, and enhancing our security products.

         Cash Flow for the first nine months of 2001 was negative ($1,230,148) as a result of the operating investment.

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

Date: December 26, 2001

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