Form 10KSB
period 2001-12-31
TECH LABORATORIES INC
filed 2002-03-15
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

             New Jersey                                 22-1436279
             ----------                                 ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

955 Belmont Avenue, North Haledon, New Jersey             07508
---------------------------------------------             -----
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

                           Yes [X]          No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $568,083

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On March 12, 2002, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $693,613.

The number of shares of common stock outstanding as of March 12, 2002: 5,143,530

Transitional Small Business Disclosure Format (check one):  Yes [_]      No [X]

                                              TECH LABORATORIES, INC.

                                                    FORM 10-KSB

                                                 Table of Contents

                                                                                                               Page
                                                                                                               ----
Part I..........................................................................................................  1
     Item 1.    Description of Business.........................................................................  1
     Item 2.    Description of Property.........................................................................  8
     Item 3.    Legal Proceedings...............................................................................  8
     Item 4.    Submission of Matters to a Vote of Securityholders..............................................  9

Part II.........................................................................................................  9
     Item 5.    Market for Common Equity and Related Stockholder Matters........................................  9
     Item 6.    Management's Discussion and Analysis or Plan of Operation....................................... 12
     Item 7.    Financial Statements............................................................................ 16
     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........III-1

Part III......................................................................................................III-1
     Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act.............................................................III-1
     Item 10.   Executive Compensation........................................................................III-1
     Item 11.   Security Ownership of Certain Beneficial Owners and Management................................III-1
     Item 12.   Certain Relationships and Related Transactions................................................III-2
     Item 13.   Exhibits and Reports on Form 8-K..............................................................III-2

SIGNATURE PAGE................................................................................................III-5

                                                        -i-

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

                                     Part I

Item 1.  Description of Business.

                                    BUSINESS

General

         Tech Laboratories, Inc. ("Tech Labs" or the "Company") manufactures and sells various electrical and electronic components. During 2001, we marketed and continued to develop the DynaTraX(TM) high-speed digital switch matrix system, an electronic switching unit. We believe that DynaTraX(TM) technology will enable us to become a provider of multi-media digital network distribution, security, and management equipment for use in campus and building facilities. This equipment manages voice, video and data transmissions on a network.

         In addition, during the last three years, through our subsidiary, Tech Logistics, Inc., we have been manufacturing and marketing under our exclusive license, an infrared perimeter intrusion and anti-terrorist detection system or "IDS." The IDS was originally designed for military applications, and we currently market this product to government agencies and private industry for use in nuclear, industrial and institutional installations. This product has become a marketing priority since the tragic events of September 11, 2001.

Historical Business

         We also manufacture and sell standard and customized transformers, test equipment and rotary switches, the latter of which products permits an electrical signal to be diverted from point A to point B. In addition, we act as a contract manufacturer for other companies and produce on an OEM basis electrical assemblies, printed circuit board assemblies, cable and harness assemblies and specialized electronic equipment. Approximately 15% of our products are manufactured for military applications.

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

The DynaTraX(TM)Asset Acquisition - Material Terms of Purchase Agreement

         On April 27, 1999, we completed the purchase of the DynaTraX(TM) product from NORDX/CDT, Inc. for a purchase price of $500,000. In connection with the acquisition of DynaTraX(TM) technology, we acquired certain inventory, patents and patent applications, and other equipment related to the DynaTraX(TM)product.

Industry

DynaTraX(TM) Networking Management and Maintenance Technology

         Tech Labs produces a high-speed digital matrix cross-connect switch with a dynamic new technology, which can significantly reduce network downtime and achieve substantial cost savings in data and telecommunications networking environments. The DynaTraX(TM) switch provides network administrators with the unique capability to remotely manage and maintain the "physical level" (the actual physical connectivity) of their networks, from virtually any computer with a few clicks of a mouse on a user-friendly graphical user interface (GUI). This technology allows administrators to quickly and efficiently perform physical changes electronically to repair networking problems (such as loss of connectivity resulting in the need to move a cable to a different hub), or to perform network reconfigurations (moves, adds or changes) to distribution equipment such as computers and telecommunications devices. No longer does a technician have to be dispatched to a telecommunication closet to resolve most networking problems, or to provide changes to users' existing services on the network.

         Examples of where the DynaTraX(TM) has been found to be particularly cost effective include: (1) active large remote corporate locations with minimal or no IT personnel, where expensive outside technicians must often be dispatched to resolve problems or other requests; and (2) locations where very frequent movement of personnel occurs, such as in the military or at a convention center where network reconfigurations are frequently required. Reconfigurations are expensive with costs ranging from $50 to $200 on-site, and two to ten times that for off-site reconfigurations, versus virtually no cost if a DynaTraX(TM) is utilized. These figures do not include potential losses in productivity and revenues associated with extended downtimes.

         DynaTraX(TM) is also equipped with two key complementary products - a Test Card and a Data Base Management System. The Test Card enables administrators to effectively locate and resolve cable fault problems on the distribution portion of the network. Customers state that the Test Card is far superior to alternative methods for diagnosing problems such as traditional cable test equipment, which typically involves using technicians to search throughout the entire network, moving equipment and possibly interfering with the performance of the network. DynaTraX's(TM) Database Management System documents every event that occurs within the network, assuring that all reconfigurations and other adaptations to the network are reflected on the DynaTraX's(TM) GUI. Given the maze of wires, plugs, and jacks that are typically found in a telecommunications closet, administrators are notorious for not properly noting changes made to the network, resulting in cabling connections errors and significant loss of productivity from unforeseen downtime. With most network problems originating on the physical level, the Test Card and Data Base Management System make the DynaTraX(TM) a complete tool for managing and ensuring the integrity of data networks.

         Since launching its marketing campaign on a limited basis in early 2001, the DynaTraX(TM) has been received favorably, particularly from the U.S. military, which frequently moves personnel and performs routine networking changes for security purposes. DynaTraX(TM) has been tested and purchased by the U.S. Air Force and the U.S. Navy for inclusion in government projects. Prominent commercial users of the DynaTraX(TM) include Global Crossing Inc, Nortel Networks, Allied Irish Bank, Sanko Telecom of Japan, and Blue Cross of Florida.

         Tech Labs' long-term growth strategy includes rapid development of DynaTraX's(TM) technological capabilities, and concurrently, product integration and establishment of strategic partnerships with world-class software and hardware vendors. Presently, Tech Labs is a teaming partner with BAE Systems in marketing DynaTrax(TM) to the U.S. Government; and has submitted a bid for the multi-year EITC government program. We also signed a teaming agreement with EPS, Inc. to market DynaTrax(TM) and the IDS to the government. In addition, Tech Labs believes it has been successful in taking key steps to achieving relationships with key industry partners including Avaya Corp., Hewlett Packard Corp, Computer Associates Inc. particularly with its DynaTraX(TM) Enterprise Management Solution "DEMS". DEMS elevates the current DynaTraX(TM) electronic patching system to an interactive intelligent enterprise management "Virtual Technician" system. The Virtual Technician dramatically reduces the need for on-site technicians to perform physical layer tasks, which can now be performed electronically from a remote location (i.e., remotely testing network circuits, reconnecting equipment and circuits, rapidly recovering from a critical network failure, capturing and trapping hackers). Subsequently, the goal is to further enhance the DEMS technology beyond the Virtual Technician application to a system that will perform "self healing" (self-repair) network functions. Current and future products derived from the DynaTraX(TM) will position the company as a provider of state-of-the-art network enterprise management solution systems, rapidly expanding from this base to become a recognized provider of enhanced networks and integrated (voice/data/video) Internet (IP) compatible, private customer-premise all-digital Automatic Call Directors, and PBX systems and networks.

         Subject to raising sufficient capital, Tech Labs intends to further expand the DynaTraX(TM) matrix technology through the development of several types of advanced management and switching systems:

         1. A fiber optic Input/Output (I/O) DEMS switch capable of cross-connecting multi-mode fiber circuits as well as providing fiber to copper media conversion. This effort starts out as a revised version of the current DynaTraX(TM) switch and eventually is incorporated in the newer IP addressable switch products. The design effort basically entails redesigning the I/O equipment and Distribution cards that will plug directly into the existing DynaTraX(TM) switch package. This product will be suited for customer premise applications that utilize fiber-optic cabling in their horizontal cabling distribution plant. A primary market for such a product is the government, especially the military and security agencies where fiber optic cabling (regardless of transmission speeds) is used for security and transmission reasons.

         2. A 36-port switch that will reduce the fixed overhead cost and physical size of the current (standard 108-port size) switch package. This switch will utilize the current switch subassembly card modules and power supply repackaged to fit into a back-plane versus the current mid-plane chassis package. The purpose is to have a switch product that is better priced and packaged for applications in smaller remote sites.

         3. A new switching/management system designed around the Tech Labs matrix chips. The system will support broadband voice/data/video IP networks and be packaged to conform to the latest PC bus technology in accordance with SCSA architecture and computer telephony practices. The end product the Company intends to produce is focused on the customer premise network operating center versus telephone exchange applications and will include:

                  o        IP Addressable Automatic Call Director "ACD".
                  o        IP Addressable PBX and Centrex office switches.

         All products will feature the Tech Labs matrices and utilize intelligent I/O line interface cards and user-friendly software development tools already designed for the original DynaTraX(TM) switching systems. The primary markets we are targeting for this new technology will be:

                  o Fortune 1000 remote call centers or branch office operations.
                  o        Government agencies.
                  o Private commercial and residential properties as they migrate more and more to the idea of owning and operating their local network facilities.

         The marketing channels the Company will rely on to sell the products to the above groups will be the value-added resellers "VARs" responsible for delivery of a turnkey information service, or for the implementation, management and maintenance of private customer premise network facilities. This will include CLECs, ISPs, and facility project management organizations.

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

         Another group of competitors which produces products to manage and maintain the network physical layer consists of NHC, RIT and Cyteck. Of these three companies, NHC is the only one that offers a product comparable to DynaTrax(TM), but which is not as fast as DynaTraX(TM). In addition, V-LAN switching, which is a technology utilized by a number of companies, can be regarded as a competing technology. However, V-LAN switching is limited to a specific type of network, I.E., Ethernet, and not able to support many tasks which our DynaTraX(TM) technology is designed to complete. These tasks are:

         o rearranging network physical layer connections, e.g.s moves, adds, and changes of equipment such as computer terminals; fax machines; and printers;

         o        testing circuits;

         o managing and maintaining end-to-end network configuration, which is the connection between different points on a network from the telecommunications closet to the user outlet; and

         o        maintaining asset inventory records.

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

         We are marketing our IDS product to the security and anti-terrorist industry. The company believes demand for this product will grow rapidly, particularly in light of the recent terrorist attack that occurred on September 11, 2001. The company recently sold the IDS product to Los Alamos National Laboratories.

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

Marketing Strategies

         Marketing.  We are implementing a marketing program consisting of:

Distribution through Typical Resale Channel Partners. These are technically qualified networking systems integration, implementation and management type companies, in the business of providing network project-management consulting services and/or on-site implementation, installation and maintenance support services. The companies Tech Labs deals with will be working in the markets (commercial or government) the Company has targeted and already established a customer base.

Building Sales and Sales Lead. In addition to the already existing networks of existing and potential clients known by the Company's managers and resale channel partners, Tech Labs, contingent upon sufficient resources, will also embark on an aggressive promotion program consisting of advertising in trade journals, trade show participation and mailing campaigns. The Company is establishing itself as certified approved partners of large Enterprise Management (HP, CA, IBM) systems providers, as well as large networking equipment companies (such as Avaya) where there is a fit for integrating the company's technology with these companies' technology and products.

Advertising. This will be a continuous program for both commercial and military markets involving a focused DynaTraX(TM) Enterprise Management Solution campaign in at least three trade magazines - two commercial and one government.

Trade Shows. The Company hopes to do at least six shows per year, comprised of two major industry shows and four smaller territory focused government "AFCEA" trade shows. In addition, Tech Labs will also participate in two or more shows as part of exhibits setup by its channel and teaming partners.

Mailing Campaign. Tech Labs will use commercial and government industry mailing lists available through industry trade organizations. These lists will be territorially arranged focusing on the proper person or groups involved in specifying, recommending and/or purchasing DynaTraX(TM) products.

Certified Partners Programs. Working under such arrangements, the company expects to be able to co-promote its technology through its existing sales channels and marketing programs. In some instances, these organizations will even sell the product through their sales organization catalogs as a value-added product or as an OEM.

Marketing Channels

         The sales infrastructure for DynaTraX(TM), we anticipate, will include a three-tier sales organization structure comprised of a senior company sales executive managing up to five "market area" sales managers and several resale channels in each area. These market areas will be located in the following general regions: East Coast, Southwest, Mid West, West Coast, and Northwest. Market territories will be selected based on the projected number of commercial and government organizations considered to be primary target customers. These regional areas will be further broken down to several "channel sales territories".

         Market areas will be established in phases over a two-year period, starting with the East Coast where the company presently has established a base of operations in two regional territories, New York and Florida. The goal is to have a minimum of three regional territory sales managers in each market area. For example, on the East Coast the company will initially setup managers in the Northeast, New York City/New Jersey Metro region, Mid-Atlantic - Washington DC region, and Southeast - Orlando/Tampa Florida region. Regional territories are further broken down to local-territory units. During the initial East Coast buildup phase, the company will support other market company agents (technical representatives) operating in the regional territories targeted for development. Representatives will be supported by the closest regional sales office manager.

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

         U.S. Military

         The Department of Defense is presently under a mandate from the President and Congress to minimize costs and maximize efficiency. The military, unlike commercial organizations, will encourage the use of new technology such as DEMS to improve productivity, operations and reliability. The specific military business opportunities the company is targeting includes: Improving IT network management and maintenance capabilities; supporting "rapid deployment" for configuring networks and for recovering from network disasters; having current and accurate information about network configurations, connected assets and usage statistics; preventing hackers or other type of unauthorized attempts from gaining access to network resources, and then identifying and capturing them.

         Non-military Government Agencies

         These government organizations primarily contract out their network support operations. They are under significant pressure to reduce staff and costs while also being asked to do more. In order to achieve these mandates, agencies will have to rely on new technology such as DEMS that can help improve their productivity while at the same time increase network services and reliability. In addition, government agencies (especially the FBI, CIA, and NSA) are also being challenged by Congress regarding their poor track record on protecting their information and network resources against hackers and other unauthorized users.

         Commercial Organizations

         Opportunities include large organizations with many regional business offices and/or local call centers (remote office operations) as well as mid-size organizations with medium size headquarters and small remote branch operations. Included in this group are Fortune 1000 service organizations (banks financial investment companies, medical insurance companies, large retail operations, etc.) that have regional operations and rely on territory branch offices to sell their products or services to their customers, and organizations that have a need to change their network arrangement "churn" to support relocating personal or to service temporary users of their facilities. In addition to relying on their networks to conduct business, these organizations also have a need to protect the network resources and customer information from hackers and other unauthorized users.

Source of Supply

         Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have multiple sources of supply for each part, component, or service, and during the year ended December 31, 2001, cannot characterize any particular company as being our "largest" supplier. During the year ended December 31, 2000, Wiggins Plastics was our largest supplier with 7.4% of our overall inventory purchases. These purchases were primarily used in the manufacture of electromechanical switches. We have no long-term agreements with any of our suppliers.

Order Backlog

         The backlog of written firm orders for our products and services as of December 31, 2001, and December 31, 2000, was as follows:

         As of December 31, 2001: $14,146

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

         On March 28, 2001 the Company filed a patent application in the U.S. Patent office to provide Positive Network Access Security control to prevent unauthorized hacker attacks to network services and systems. Tech Labs Positive Access Security System works with the DynaTraX(TM) digital cross-connect physical layer switch. This security physical layer enhancement solution allows the ability to automatically disconnect circuits detected to be under attack from an unauthorized user (hacker) and capture the hacker by quickly rerouting the circuit the hacker is on to a honey pot (track, trace and locate) simulator network system. As an integral part of an existing or new Enterprise Management System's security, the DynaTraX(TM) Enterprise Management System software will quickly respond to an SNMP alarm instruction by having the DynaTraX(TM) switch disconnect the circuit being used by a hacker within 90 nanoseconds.

Employees

         We have 16 full-time employees, including our officers, seven of whom were engaged in manufacturing, one in repair services, one in administration and financial control, two in engineering and research and development, and two in marketing and sales, and three in management.

Item 2.  Description of Property.

         Our corporate headquarters and manufacturing facility is located in North Haledon, New Jersey. Our primary manufacturing and office facility is a one-story building that is adequate for our current needs. We lease this facility of 8,000 square feet, from a non-affiliated person, under a lease that ends in April, 2007. The annual base rent is $49,000 and includes property taxes and other adjustments. We believe our premises are adequate for our current needs and that if and when additional space is required, it would be available on acceptable terms.

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

Item 4.  Submission of Matters to a Vote of Securityholders.

         On December 17, 2001, Tech Labs held its annual meeting of shareholders. At the meeting, the following matters were voted upon by the shareholders:

1. Bernard Ciongoli, Earl Bjorndal, Carmine Pellosie, Jr., and Salvatore Grisafi were elected directors to serve until the next annual meeting and until their successors are chosen and qualified.

         The votes received by each are as follows:

                                             Votes For      Votes Withheld
                                             ---------      --------------

                  Bernard Ciongoli           3,228,647         1,146,580

                  Earl Bjorndal              3,229,230         1,123,030

                  Carmine Pellosie, Jr.      3,235,447         1,146,530

                  Salvatore Grisafi          3,235,447         1,146,530

2. Charles J. Birnberg was approved as the Company's independent public accountant for the fiscal year ended December 31, 2001.

                              For               Against                Abstain
                              ---               -------                -------

                           3,242,747           1,153,030                1,200

3. The shareholders did not approve the proposal to adopt an incentive stock option plan for employees of the Company.

                              For               Against                Abstain
                              ---               -------                -------

                           1,347,830           1,202,891              1,796,256

4. The shareholders did not approve the proposal to adopt a stock option plan for the non-employee directors of the Company.

                              For               Against                Abstain
                              ---               -------                -------

                           1,381,725           1,219,346              1,796,256

5. The shareholders approved the proposal amending the Company's certificate of incorporation increasing the number of authorized shares of common stock from 10,00,000 to 25,000,000.

                              For               Against                Abstain
                              ---               -------                -------

                           3,193,056            981,271                223,200

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

TCHL COMMON STOCK
                                                                 CLOSING BID                     CLOSING ASK
                                                            ---------------------           --------------------
                                                            HIGH              LOW           HIGH           LOW
                                                            ----              ---           ----           ---
YEAR ENDING DECEMBER 31, 2002
-----------------------------
First Quarter (through March 12, 2002)...............       .50              .16              .59          .19

YEAR ENDING DECEMBER 31, 2001
-----------------------------
First Quarter .......................................      1.625            0.71875          1.75         0.875
Second Quarter.......................................       .75              .43              .875         .50
Third Quarter........................................       .60              .27              .73          .32
Fourth Quarter.......................................       .51              .28              .56          .34

YEAR ENDING DECEMBER 31, 2000
-----------------------------
First Quarter........................................     10.00             4.1875          10.625        4.6875
Second Quarter.......................................     10.8125           5.1255          11.00         5.375
Third Quarter........................................      6.375            3.1875           7.375        3.50
Fourth Quarter.......................................      4.75             0.875            5.0625       1.00

As of March 12, 2002, there were 209 holders of record of our common stock.

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

         On November 17, 2000, Tech Labs filed a registration statement on Form SB-2 to register shares of its common stock for the benefit of certain selling securityholders, including the shares underlying the $1,500,000 convertible notes issued on October 13, 2000. On January 22, 2001, the registration statement was declared effective by the Securities and Exchange Commission. We registered 2,008,654 shares, of which up to 1,321,154 may be sold upon conversion of convertible notes and up to 412,500 may be sold upon the exercise of warrants issued in connection with the convertible notes. The remaining 275,000 shares may be sold upon the exercise of warrants issued to certain selling security holders. Pursuant to the terms of the subscription agreement the Company entered into with the holders of the convertible notes (the "Subscription Agreement"), the Company was required to register 200% of the number of shares into which the notes may be converted.

         On March 9, 2001 we filed a registration statement on Form S-8, which registered 876,000 shares which (i) may issued upon the exercise of stock options granted under our 1996 incentive stock option plan, (ii) may be issued under free-standing stock options and (iii) shares and options which have been and may be issued under a consulting agreement.

         On April 24, 2001, Tech Labs filed post-effective amendment no. 1 to the registration statement filed on Form SB-2. We registered a total of 5,306,816 shares of which up to 4,619,316 may be sold upon conversion of convertible notes and up to 412,500 may be sold upon exercise of warrants issued in connection with the convertible notes. We were required to amend the registration statement to increase the number of shares registered in order to remain in compliance with the terms of the Subscription Agreement and to update the financial information. The post-effective amendment was declared effective on May 7, 2001, by the Securities and Exchange Commission.

Recent Sales of Unregistered Securities

         As listed below, the Company issued shares of its common stock, par value $.01 per share, to the following individuals or entities for the consideration as listed in cash or services. All sales made within the United States or to United States citizens or residents were made in reliance upon the exemptions from registration under the Securities Act of 1933 (the "Securities Act") as follows:

         1. In April 2001, we issued to Pierre Bergeron, an employee of Tech Labs, 10,000 shares. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares were issued to Mr. Bergeron in consideration of his services to Tech Labs. Mr. Bergeron had complete access to all relevant information regarding Tech Labs.

         2. In April 2001, we issued to Concurrent Resources Group, a consultant to Tech Labs, 27,465 shares. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

         3. In March 2001 we issued to Ed Branca, an employee of Tech Labs Community Networks of Southeast, Inc., 10,000 shares. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares were issued to Mr. Branca in consideration of his services. Mr. Branca had complete access to all relevant information regarding Tech Labs.

         4. In January 2001 we issued to Barry Bendett, a consultant to Tech Labs, 65,000 shares pursuant to terms of a consulting agreement. The issuance of the shares was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. Mr. Bendett is a sophisticated investor and has complete access to all relevant information regarding Tech Labs.

         5. In November 2000 we issued to Barry Bendett, a consultant to Tech Labs, options to purchase 100,000 shares at $4.00 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. Mr. Bendett is a sophisticated investor and had complete access to all relevant information regarding Tech Labs.

         6. In October 2000 we issued a $1,500,000 principal amount convertible notes which is due on October 13, 2002 to certain accredited investors. The issuance of the note was made pursuant to Rule 506 of Regulation D under the Securities Act.

         7. In October 2000 we issued warrants to purchase 412, 500 shares of our common stock to accredited investors in connection with the issuance of the convertible notes described above in Item 6. The issuance of the warrants was made pursuant to Rule 506 of Regulation D under the Securities Act.

         8. In July 2000 we issued 25,000 shares and an option to purchase 100,000 shares at $5.75 per share for a term of 3 years to m3communications, Inc. pursuant to an asset purchase agreement between Tech Labs, Tech Labs Community Networks of the Southeast, Inc., a subsidiary of Tech Labs, and the shareholders of m3communications, Inc. The issuance of the securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

         9. In June 2000 we issued 25,000 shares to Nathan Perlmutter pursuant to a convertible note agreement dated September 5, 1997 which note was issued as part of a private placement conducted pursuant to Rule 504 of Regulation D in 1997.

         10. In July 2000 we issued 20,000 shares to Louis Tomasella, who is a former director of Tech Labs, pursuant to Mr. Tomasella's exercise of stock options granted to him under Tech Labs stock option plan.

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

         The following table sets forth the components of our revenues for each of our major business activities in 1999, 2000, and 2001 and their approximate percentage contribution to revenues for the period indicated:

PRODUCT TYPE                  1999        % of Revenue      2000      % of Revenue       2001    % of Revenue
                              ----        ------------      ----      ------------       ----    ------------
Switches                   $269,739          39.1%       $  400,082       39.3%$       306,678       53.9%

IDS Sensors                 298,853          43.4%          472,374       46.4%        156,409       27.6%

Transformers/Coils           46,786           6.8%           41,849        4.1%         46,111        8.1%

Contract Manufacturing       73,812          10.7%          103,213       10.2%         58,885       10.4%
                           ---------        ------       -----------     ------      ----------     ------
Totals                     $689,190         100.0%       $1,017,518      100.0%      $ 568,083      100.0%
                           =========        ======       ===========     ======      ==========     ======

         The following table sets forth the percentages of gross profit for each of our major business activities in 1999, 2000, and 2001:

                                                        Year Ended December 31,
                                    ---------------------------------------------------------------
PRODUCT TYPE                        1999      2000    Net Change    2000        2001     Net Change
----------------                    ----      ----    ----------    ----        ----     ----------
Switches                            45.0%     79.3%      34.3%      79.3%       72.2%      (7.1%)

IDS Sensors                         54.6%     55.5%       0.9%      55.5%       57.6%       2.1%

Transformers/Coils                  25.0%     49.1%      24.1%      49.1%       41.6%      (7.5%)

Contract Manufacturing              22.8%     31.0%       8.2%      31.0%       50.1%      19.1%

Unallocated company expenses,
         including physical
         inventory adjustments
         and factory overhead      (14.0%)   (26.2%)    (12.2%)    (26.2%)     (26.6%)     (0.4%)

Total company gross profit %        31.4%     36.0%       4.6%      36.0%       36.8%       0.8%

         We have continued to shift out of the subcontracting and transformer business which provides low gross profit margins, for higher gross profit margin sales of IDS and other new products. While rotary switches produce high gross profits, demand for rotary switches is low.

         We have gradually shifted our product offering from less profitable to more profitable proprietary products.

Results of Operations

2001 compared to 2000

         Sales were $568,083 for 2001 as compared to $1,017,518 for the year ended 2000. The decline in sales of (55.8%) was a direct result of the economic downturn in 2001.

         Cost of sales of $358,754 for the year ended 2001 compared to $651,460 for the year ended 2000 declined due to the volume decrease. The Company's gross profit percentage improved to 36.8% even though volume declined.

         Selling, general, and administrative expenses increased by $231,924 in 2001 as compared to the prior period in 2000. This 28.3% increase was due to the Company's continuing efforts to secure short- and long-term financing in 2001.

         Losses from operations of ($857,482) in 2001 increased by $438,827 compared to losses of ($418,655) for the prior period as a direct result of volume declines and expenses associated with efforts to secure financing.

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

Liquidity and Capital Resources.

         During calendar year 1999 we raised an additional $250,000 for the acquisition of the DynaTraX(TM) assets and an additional $200,000 for working capital. On October 25, 1999 Tech Labs borrowed $50,000 at 10% interest per year pursuant to a promissory note and security agreement with the lender. Under the terms of the security agreement, Tech Labs assigned a security interest in two of Tech Labs' purchase orders totaling $543,000. Under the terms of the promissory note, the $50,000 was to be repaid in full no later than December 24, 1999. The Note was extended to a due date of January 28, 2000 at an interest rate of 14%. In addition, Tech Labs entered into three unsecured promissory notes, as described below, in the amount of $50,000 each, at an interest rate of 10%. As of December 31, 2000, $150,000 of a total of $200,000 in promissory notes has been repaid and $50,000 remains outstanding and is due by December 31, 2002.

         During 2000 we completed two significant transactions that improved the Company's liquidity. On May 3, 2000 we completed an offering of our common stock to the public pursuant to a registration statement on Form SB-2. We sold to the public an aggregate of 293,379 shares for gross proceeds of $2,273,723. Subsequently, on October 13, 2000 the Company completed a private placement, pursuant to Rule 506 of Regulation D, of convertible promissory notes for gross proceeds of $1,500,000.

         During 2001, as a result of the economic downturn, the Company suffered severe operating losses and negative cash flows which impaired the Company's liquidity position and caused a default in January 2002 on an underlying conversion and redemption agreement related to the convertible notes issued in October 2000. The Company does not currently have the financial resources to cure this default, but is negotiating with the noteholders for a cure.

         If sales do not improve in 2002, or if additional financing is not secured, the Company will be forced to make dramatic expense reductions which will hamper its marketing efforts but support the Company's viability.

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

         In January 2002, we had an Event of Default occur under our 6.5% convertible promissory notes. The Event of Default occurred due to the Company's non-payment of the first installment due under that certain Conversion and Redemption Agreement (the "Redemption Agreement") dated January 11, 2002, relating to the redemption by the Company from holders of the notes originally issued in October 2000 (the "Notes"). Under the terms of the Redemption Agreement, the holders were entitled to receive two installments: (i) the first installment of $750,000 and 300,000 shares of stock on or before January 25, 2002, and (ii) on or before April 25, 2002, the second installment of an aggregate of $360,000 plus an additional $90,000 in cash or common stock, at the election of the Company, based upon the closing price of the shares of the Company's common stock on April 18, 2002. An Event of Default, as defined in the Notes, occurred when the Company did not make the first installment under the Redemption Agreement of $750,000 and deliver the 300,000 shares on or before on Friday, January 25, 2002. Until the Company is able to cure the Event of Default, each holder may elect to cancel any unfulfilled or future redemption and conversion and to accelerate payment of all outstanding principal and interest due under the Notes. The Company is presently in negotiations with the holders to cure the Event of Default, but no assurance can be given as to whether an agreement can be reached with the holders for mutually acceptable terms. If the holders accelerate payment of the principal and interest due under the Notes, which was $1,219,202 at December 31, 2001, the Company will be unable to make payment.

         If the Company does not procure additional financing in the short term, reduce expenditures and/or increase revenues, the Company may not be able to meet its obligations. Additionally, if the Company is unable to raise capital and/or increase revenue it will be unable to expand its operations and develop the new products and technologies as described in this Annual Report.

         We have no patent or copyright protection on our current products, other than aspects of the DynaTraX(TM) product and technology. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. Other than with regard to the DynaTraX(TM) patents, which have been issued to date only in England, we intend to rely substantially on unpatented, proprietary information and know-how. We are also presently prosecuting the patent applications filed in the United States and the Europe.

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

         We entered into an Amended Joint Marketing Agreement as of October 1, 1997 with Elektronik Apparatebau GmbH (EAG), W.T. Sports, Ltd. and FUA Safety Equipment, AG and a Confidentiality and Manufacturing Agreement with the same parties and dated the same date, pursuant to which Tech Labs was granted the exclusive right to manufacture in the U.S. and market and sell in the U.S., Canada and South America the IDS products. The agreements terminate on September 30, 2007 subject to automatic renewals for successive one-year periods unless either party gives notice of non-renewal. The agreements can be terminated earlier upon a default of any material obligation. If the license is terminated, we would be unable to use EAG's technology in our perimeter detection system products.

Item 7.  Financial Statements.

Report of independent certified public accountants..............................F-1

Consolidated balance sheet for the years ended December 31, 2001,
2000, and 1999..................................................................F-2, F-3

Consolidated statements of operations for the years ended December 31, 2001,
2000, and 1999..................................................................F-4

Consolidated statements of stockholders' equity for the years ended
December 31, 2001, 2000, and 1999...............................................F-5

Consolidated statements of cash flows for the years ended
December 31, 2001, 2000, and 1999...............................................F-6

Notes to consolidated financial statements......................................F-7 - F-9

                         REPORT OF INDEPENDENT AUDITORS


                            Charles J. Birnberg, CPA
                              150 Overlook Avenue
                          Hackensack, New Jersey 07601


                                 March 14, 2002


To The Board of Directors of Tech Laboratories, Inc.

         I have audited the Balance Sheets of Tech Laboratories, Inc. as of December 31, 1999, 2000, and 2001, and the related Statements of Income and Retained Earnings, and Cash Flows for the years then ended. These financial statements are the responsibility of the company's management.

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

         Therefore, the financial statements in my opinion, present fairly the financial position of Tech Laboratories, Inc. as of December 31, 1999, 2000, and 2001, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                     Sincerely,

                                                     /s/ Charles J. Birnberg

                                                     Charles J. Birnberg
                                                     Certified Public Accountant

Hackensack, New Jersey

                                 TECH LABORATORIES, INC.
                                      BALANCE SHEETS
                            DECEMBER 31, 1999, 2000, AND 2001

                                          ASSETS

                                                          1999        2000          2001
                                                          ----        ----          ----
Current Assets:
    Cash ..........................................   $  162,925   $2,523,446   $  892,003
    Marketable Securities, at the Lower of
    Cost or Market (Note 1) .......................       61,453       64,333       40,000
  Accounts Receivable, Net of Allowance of $10,000
    in 2000 and 1999, and 25,000 in 2001...........       57,697       93,952      112,200
    Inventories (Notes 1 & 2) .....................      816,703    1,286,838    2,075,479
  Prepaid Expense .................................        4,055        4,055        6,303
                                                      -----------  -----------  -----------

       Total Current Assets .......................   $1,102,833   $3,972,624   $3,125,985
                                                      -----------  -----------  -----------

Property, Plant and Equipment at Cost (Note 1)
    Leasehold Improvements ........................        2,247        2,247        2,247
    Machinery, Equipment and Instruments ..........      379,815      467,100      524,730
    Furniture and Fixtures ........................       75,899       81,603       95,662
                                                      -----------  -----------  -----------
      .............................................   $  457,961   $  550,950   $  622,639

  Less: Accumulated Depreciation & Amortization ...      314,162      342,551      373,900
                                                      -----------  -----------  -----------
    Net, Property, Plant and Equipment ...........    $  143,799   $  208,399   $  248,739
                                                      -----------  -----------  -----------
Other Assets .....................................    $   11,540   $   12,059   $   12,059
                                                      -----------  -----------  -----------

       Total Assets ...............................   $1,258,172   $4,193,082   $3,386,783
                                                      ===========  ===========  ===========

         The accompanying notes are an integral part of these financial statements

                                    TECH LABORATORIES, INC.
                                         BALANCE SHEETS
                               DECEMBER 31, 1999, 2000, AND 2001

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                         1999          2000           2001
                                                         ----          ----           ----
Current Liabilities:
    Defaulted Convertible Notes .................           -0-            -0-      1,219,202
    Current Portion of Long Term Debt (Note 5) ..   $    28,559    $    17,198    $    33,347
    Short-Term Loans Payable (Note 6) ...........       243,373         63,623         63,789
    Accounts Payable and Accrued Expenses .......       260,745         32,961         82,224
    Other Liabilities ...........................         3,190          8,375          7,562
                                                    ------------   ------------   ------------
       Total Current Liabilities ................   $   535,867    $   122,157    $ 1,406,124
                                                    ------------   ------------   ------------

Long Term Convertible Notes Payable .............            --    $ 1,520,318            -0-

Stockholders' Investment:
    Common Stock, $.01 Par Value;
    10,000,000 Shares Authorized ................   $    36,507    $    39,493    $    47,836
    Less: 11,316 Shares Reacquired
    and Held in Treasury ........................          (113)          (113)          (113)
                                                    ------------   ------------   ------------
                                                    $    36,394    $    39,380    $    47,723

    Capital Contributed in Excess of Par Value ..     1,816,316      4,060,287      4,339,478
    Retained Earnings ...........................             0              0              0
    Accumulated Deficit .........................    (1,130,405)    (1,549,060)    (2,406,542)
                                                    ------------   ------------   ------------
                                                    $   722,305    $ 2,550,607    $ 1,980,659
                                                    ------------   ------------   ------------

   Total Liabilities and Stockholders' Investment   $ 1,258,172    $ 4,193,082    $ 3,386,783
                                                    ------------   ------------   ------------

           The accompanying notes are an integral part of these financial statements.

                                   TECH LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                              DECEMBER 31, 1999, 2000, AND 2001

                                                         1999          2000           2001
                                                         ----          ----           ----

Sales ..........................................   $   689,190    $ 1,017,518    $   568,083
                                                   ------------   ------------   ------------
Costs and Expenses:
    Cost of Sales ..............................       472,790        651,460        358,754
    Selling, General and Administrative Expenses       861,174        818,552      1,050,476
                                                   ------------   ------------   ------------
                                                     1,333,964      1,470,012      1,409,230
                                                   ------------   ------------   ------------

Income/(Loss) From Operations ..................   $  (644,774)   $  (452,494)   $  (841,147)
                                                   ------------   ------------   ------------

Other Income (Expenses):
  Interest Income ..............................   $     1,150    $    63,543    $    69,442
  Interest Expense .............................       (11,305)       (29,704)       (85,777)
                                                   ------------   ------------   ------------
                                                   $   (10,155)   $    33,839        (16,335)
                                                   ------------   ------------   ------------

  Income/(Loss) Before Income Taxes ............   $  (654,929)   $  (418,655)   $  (857,482)
  Provision for Income Taxes (Notes 1 & 4) .....            --             --             --
                                                   ------------   ------------   ------------
Net Income/(Loss) ..............................   $  (654,929)   $  (418,655)   $  (857,482)
  Accum. Earnings/(Deficit,) Beg. of Year ......   $  (475,476)   $(1,130,405)   $(1,549,060)
                                                   ------------   ------------   ------------

  Accum. Earnings/(Deficit,) End of Year .......   $(1,130,405)   $(1,549,060)   $(2,406,542)
                                                   ------------   ------------   ------------

Primary EPS ....................................   $     (0.18)   $     (0.10)   $     (0.17)
Fully Diluted EPS ..............................   $     (0.13)   $     (0.08)   $     (0.06)

          The accompanying notes are an integral part of these financial statements.

                                     TECH LABS, INC.
                            STATEMENT OF SHAREHOLDERS' EQUITY
                               YEARS 1999, 2000, AND 2001

                                                  Capital in
                           Common Stock           Excess of   Accumulated
                       Shares        Amount       Par Value      Deficit         Total
                    ------------  ------------  ------------  ------------   ------------
Balance
December 31, 1999     3,650,660   $    36,394   $ 1,816,316   $(1,130,405)   $   722,305

Stock Issued            368,379         2,986     2,243,971            --      2,246,957

Net Income/(Loss)            --            --            --      (418,655)      (418,655)
                    ------------  ------------  ------------  ------------   ------------

Balance
December 31, 2000     4,019,039   $    39,380   $ 4,060,287   $(1,549,060)   $ 2,550,607

Stock Issued          1,087,568         8,343       279,191            --        287,534

Net Income/(Loss)            --            --            --      (857,482)      (857,482)
                    ------------  ------------  ------------  ------------   ------------

Balance
December 31, 2001     5,106,607        47,723     4,339,478    (2,406,542)     1,980,659

        The accompanying notes are an integral part of these financial statements.

                                   TECH LABORATORIES, INC.
                                   STATEMENTS OF CASH FLOWS
                              DECEMBER 31, 1999, 2000, AND 2001

                                                          1999           2000          2001
                                                          ----           ----          ----
Cash Flows From (For) Operating Activities:
    Net Income/(Loss) From Operations ...........   $  (654,929)   $  (418,655)   $  (857,482)

    Add/(Deduct) Items Not Affecting Cash:
    Depreciation/Amortization (Note 1) ..........        15,000         28,389         31,349
    Unrealized (Gain)/Loss on Valuation of
     Marketable Securities (Note 1) .............           470             --            -0-
Changes in Operating Assets and Liabilities:
    Marketable Securities .......................        (4,290)        (2,880)        24,333
    Accounts Receivable .........................        85,765        (36,255)       (18,248)
    Inventories .................................      (546,585)      (470,135)      (788,641)
    Accounts Payable and Accrued Expenses .......       216,359       (227,784)        49,263
    Other Assets and Liabilities ................           593          5,185         (3,061)
                                                    ------------   ------------   ------------

Net Cash Flows For Operating Activities .........   $  (887,617)   $(1,122,135)   $(1,562,488)
                                                    ------------   ------------   ------------

Cash Flows From (For) Investing Activities:
    Increase in Fixed Assets ....................   $  (158,152)   $   (92,989)   $   (71,689)

Net Cash Flows From (For) Investing Activities ..   $  (158,152)   $   (92,989)   $   (71,689)
                                                    ------------   ------------   ------------

Cash Flows From (For) Financing Activities:
    Acquisition/(Repayment) of Short Term Debt ..   $   162,407    $ 1,328,688    $  (284,800)
    Issuance of Common Stock ....................       513,507      2,246,957        287,534
                                                    ------------   ------------   ------------

Net Cash Flows From (For) Financing Activities ..   $   675,914    $ 3,575,645    $     2,734
                                                    ------------   ------------   ------------

Net Increase/(Decrease) in Cash .................   $  (369,855)   $ 2,360,521    $(1,631,443)
Cash Balance, Beginning of Year .................       532,780        162,925      2,523,446
                                                    ------------   ------------   ------------

Cash Balance, End of Year .......................   $   162,925    $ 2,523,446    $   892,003
                                                    ------------   ------------   ------------

          The accompanying notes are an integral part of these financial statements.

                            TECH LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001


(1)      Summary of Significant Accounting Policies

         CASH - Includes Tech Labs' checking account at Hudson United Bank plus a Money Market Account at Prudential Securities.

         ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

         INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 1999, 2000, and 2001, physical inventories were taken and tested.

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

MARKETABLE SECURITIES - The marketable securities are recorded at the lower of cost or market. The cost of securities was $61,453 at December 31, 1999, $64,333 at December 31, 2000, and $40,000 as of December 31, 2001.

(2)      Inventories:

Inventories at December 31, 1999, 2000, and 2001 were as follows:

                                        1999             2000           2001
                                        ----             ----           ----

Raw Materials & Finished Components    $715,438      $  912,358     $  993,666
Work in Process & Finished Goods       $107,265      $  374,480     $1,081,813
                                       ---------     -----------    -----------
                                       $816,703      $1,286,838     $2,075,479
                                       ---------     -----------    -----------

                            TECH LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001


(3)      Income/(loss) Per Share:

         Primary Income/(loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 1999, 3,650,660, and for the year ended December 31, 2000, 4,019,039, and for the year ended December 31, 2001, 5,106,607.

         Fully Diluted Income/(loss) per share was calculated on the weighted average shares above plus 8,207,868 shares from the assumed conversion of convertible debt which was issued in October, 2000.

(4)      Income Taxes:

         At December 31, 1999, 2000, and 2001 the balance of operating loss carryforward was $1,873,936, $2,292,591, and $3,150,073, respectively, which can be utilized to offset future taxable income.

(5)      Current Portion of Long-Term Debt:

         Loans payable to banks were as follows for the years indicated:

                                                       CURRENT      NON-CURRENT
YEAR ENDED    PAYEE                  INTEREST RATE     AMOUNT         AMOUNT
----------    -----                  -------------     ------         ------
1999          Hudson United Bank     Prime +1.5%       $28,559
2000          Hudson United Bank     Prime +1.5%       $17,198
2001          Hudson United Bank     Prime +1.5%       $33,347

Certain Marketable Securities are pledged as collateral on the above loans.

(6)      SHORT-TERM LOANS PAYABLE

         Demand loans Payable include loans from stockholders, officers, members of the Board of Directors and third parties. The outstanding loan balances due as of December 31, 1999, December 31, 2000, and December 31, 2001, was $243,373 for 1999, $63,623 for 2000, and $63,789 for 2001, which includes accrued interest for all three years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and is due by December 31, 2002.

(7)      COMMON STOCK

         In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

                            TECH LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001


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

(9)      MAJOR ACQUISITION:

         On April 27, 1999, Tech Labs completed the purchase of existing inventories and test equipment of the discontinued DynaTrax (TM) Product Line from NORDX/CDT for $500,000. In accordance with the purchase price method of accounting, the purchase price for the assets referenced above was allocated to the assets acquired on the basis of fair market values. Results subsequent to the date of acquisition will be included in Tech Labs' financial statements. Had the results of the DynaTrax acquisition been included in our consolidated statements for 1998, and 1999, the effect would have been material.

   DynaTrax                      Year Ended                Year Ended
  (Unaudited)                 December 31, 1998         December 31, 1999
  -----------                 -----------------         -----------------
Net Sales                      $   400,000                 $ 100,000
Cost of Sales                      300,000                    20,000
                               ------------                ----------
Gross Profit                       100,000                    80 000
Research/Dev                       900,000                         0
Selling & G&A Exp                1,700,000                    50,000
                               ------------                ----------
Pre-Tax Inc./(Loss)            $(2,500,000)                $  30,000
Income Tax (Expense)/
Benefit-Pro-Forma                1,150,000                         0
                               ------------                ----------
Net Income/(Loss)              $(1,350,000)                $  30,000

                        Investment (Unaudited)          Purchase Price*
                        ----------------------          ---------------
Inventory                      $ 2,700,000                 $ 400,000
Test Equipment                     355,000                   100,000
                               ------------                ----------
Total                          $ 3,055,000                 $ 500,000
                               ============                ==========

* Included in December 31, 1999 Tech Labs balance sheet.

                            TECH LABORATORIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001


Effect on Tech Labs Inc.       (Unaudited) Year Ended          Year Ended
      (Pro-Forma)                 December 31, 1998         December 31, 1999
------------------------          -----------------         -----------------

Net Sales                            $   952,486                 $ 535,160
Net Income/(Loss)                    $(1,519,104)                $(387,836)
                                     ------------                ----------
EPS                                  $     (0.54)                $   (0.14)
                                     ============                ==========

(10)     LONG-TERM CONVERTIBLE DEBT

         On October 13, 2000 Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. The Company disclosed all terms of this financing on Form 8-K filed on October 18, 2000.

(11)     SUBSEQUENT EVENT

         On January 11, 2002, the Company entered into a conversion and redemption agreement concerning the Long-Term Debt referenced in Note (10). An Event of Default, as defined in the 6.5% convertible notes the Company issued in October 2000, occurred on January 25, 2002, when the Company was unable to make the first payment of $750,000 to the holders of the notes. The Company is currently negotiating with the holders to cure this default. The Company does not currently have the financial resources to cure this default.

(12)     GOING CONCERN

         As a result of the operating losses and negative cash flows experienced by the Company in 2001, Tech Labs currently has a tenuous liquidity position. If sales do no improve during 2002, the Company will be forced to make dramatic expense reductions, which may hamper its marketing efforts, but would support its viability.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by Item 9 shall be set forth in the Company's amendment to this Annual Report on Form 10-KSB, and is incorporated by reference.

Item 10. Executive Compensation.

         The information required by Item 10 shall be set forth in the Company's amendment to this Annual Report on Form 10-KSB, and is incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 11 shall be set forth in the Company's amendment to this Annual Report on Form 10-KSB, and is incorporated by reference.

                                     III-1

Item 12. Certain Relationships and Related Transactions.

         The information required by Item 12 shall be set forth in the Company's amendment to this Annual Report on Form 10-KSB, and is incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

                                  EXHIBIT INDEX

3.1      Certificate of Incorporation.(1)
3.2      By-Laws of Tech Labs.(1)
10.1 Amended Joint Marketing Agreement and Confidentiality and Manufacturing Agreement dated as of October 1, 1998, between Tech Labs and Elktronic Apparutebau Gmbh (EAG), W.T. Sports, Ltd. and FVA Safety Equipment, AG.(1)
10.2     Employment Agreement between Tech Labs and Bernard M. Ciongoli.(1)
10.3     First Amendment to Employment Agreement between Tech Labs and Bernard
         M. Ciongoli.(2)
10.4     Second Amendment to Employment Agreement between Tech Labs and Bernard
         M. Ciongoli dated February 21, 2001.(10)
10.6     Patent and Trademark assignments.(1)
10.7 Consulting Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.8 Consulting Agreement dated March 22, 1999, between Tech Labs and MPX Network Solutions.(2)
10.9 Consulting Agreement dated June 2, 1999, between Tech Labs and Coby Capital Corporation.(2)
10.10 Assignment of Lease dated May 1, 1992 between William Tanis as Landlord, Forsee Corporation as Assignor and Tech Labs as Assignee.(2)
10.11 Asset Acquisition Agreement dated as of March 12, 1999, by and between NORDX/CDT, Inc. and Tech Labs.(2)
10.12    Tech Labs Stock Option Plan.(2)
10.13 Stock Option Agreement dated June 3, 1999, between Tech Labs and Coby Capital Corporation.(2)
10.14 Stock Option Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.15 Stock Option Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.16 Joint Marketing Agreement dated October 15, 1999, between Tech Labs and TravelNet Technologies, Inc.(3)
10.17 Promissory Note and Security Agreement dated October 25, 1999, between Tech Labs and Peter B. Hirschfield, Trustee, Olive Cox-Sleeper Trust dated 10/3/58 f/b/o Bert L. Atwater.(4)
10.18 Promissory Note dated December 13, 1999, between Tech Labs and Campbell Steward.(5)
10.19    Promissory Note dated December 15, 1999, between Tech Labs and Herbert
         L. Camp, Esq.(5)
10.20 Promissory Note dated December 20, 1999, between Tech Labs and Thomas McKean, Esq.(5)
10.21 Shareholders Agreement dated June 23, 2000 by and between Tech Labs Community Networks, Inc., the Shareholders of M3Communications, Inc. and Tech Labs Community Networks of the South East, Inc.(5)
10.22 Warrant Agreement dated June 23, 2000 executed by Tech Labs and delivered to m3communications, Inc.(5)

                                     III-2

10.23 First Amendment to Asset Purchase Agreement dated June 9, 2000 entered into by and between Tech Labs, M3communications, Inc. and the shareholders of M3.(5)
10.24 Consulting Agreement dated as of November 13, 2000 by and between Barry Bendett and Tech Labs.(5)
10.25 Subscription Agreement entered into between the subscribers and Tech Labs dated October 13, 2000.(6)
10.26 Common Stock Purchase warrant entered into between the warrant holders and Tech Labs dated October 13, 2000.(6)
10.27 Amendment to Consulting Agreement dated as of April 9, 2001, and retroactive from March 13, 2001, between Tech Labs and MPX Network Solutions.(7)
10.28 Amended and Restated Employment Agreement dated August 24, 2001, by and between the Company and Bernard Ciongoli.(8)
10.29 Conversion and Redemption Agreement dated January 11, 2002, by and between the Company and the holders of the 6.5% convertible promissory notes the Company issued in October 2000.(9)
21.1     Subsidiaries of the Company.
24.1     Consent of Charles J. Birnberg, CPA, certified public accountants.

--------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on July 9, 1999.

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

(7) Incorporated by reference from Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form SB-2, File No. 333-50158, effective May 7, 2001.

(8) Incorporated by reference from the Registrant's Quarterly Report filed on Form 10-QSB, File No. 000-30172, filed on November 14, 2001.

(9) Incorporated by reference from the Registrant's Currant Report on Form 8-K, File No. 000-30172, filed on January 11, 2002.

(10) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, File No. 000-30172, filed on April 3, 2001.

                                     III-3

         (b) Reports on Form 8-K.

         On January 11, 2002, the Company filed a Current Report (Item V) on Form 8-K reporting that the Company entered into a redemption and conversion agreement (the "Redemption Agreement") with the holders (the "Holders") of its 6.5% convertible promissory notes originally issued in October 2000 (the "Notes"). Under the terms of the Redemption Agreement, the Holders were entitled to receive two installments: (i) $750,000 and 300,000 shares of stock on or before January 25, 2002, and (ii) on or before April 25, 2002, an aggregate of $360,000 plus an additional $90,000 in cash or common stock, at the election of the Company, based upon the closing price of the shares of the Company's common stock on April 18, 2002. Provided the Company complied with the terms of the Redemption Agreement, (i) interest on the Notes was to cease to accrue on the Notes from and after January 25, 2002, and (ii) the Holders were not to exercise their right to convert outstanding balances on the Notes into shares of common stock.

         On January 30, 2002, the Company filed a current report (Item V) on Form 8-K reporting that an Event of Default occurred under its outstanding 6.5% convertible promissory notes. The outstanding principal and interest under the notes at January 25, 2002, was $1,218,099. The Event of Default occurred due to the Company's non- payment of the first installment due under that certain Redemption Agreement dated January 11, 2002, relating to the redemption by the Company from holders of the notes originally issued in October 2000 (the "Notes"). Under the terms of the Redemption Agreement, the holders were entitled to receive in two installments (i) the first installment of $750,000 and 300,000 shares of stock on or before January 25, 2002, and (ii) on or before April 25, 2002, the second installment of an aggregate of $360,000 plus an additional $90,000 in cash or common stock, at the election of the Company, based upon the closing price of the shares of the Company's common stock on April 18, 2002. An Event of Default, as defined in the Notes, occurred when the Company did not make the first installment under the Redemption Agreement of $750,000 and deliver the 300,000 shares on or before on Friday, January 25, 2002, and it allows each holder to elect to cancel any unfulfilled or future redemption and conversion and to accelerate payment of all outstanding principal and interest due under the Notes.

                                     III-4

                            TECH LABORATORIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2002                          TECH LABORATORIES, INC.


                                               By:   /s/ Bernard M. Ciongoli
                                                  -----------------------------
                                                    Bernard M. Ciongoli
                                                    President

                                     III-5