Form 10KSB/A
period 2001-12-31
TECH LABORATORIES INC
filed 2002-04-15
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On April 11, 2002, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $867,017.

The number of shares of common stock outstanding as of April 11, 2002: 5,143,530

Transitional Small Business Disclosure Format (check one):  Yes [_]      No [X]

                                              TECH LABORATORIES, INC.

                                                    FORM 10-KSB/A

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
     Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations........... 12
     Item 7.    Financial Statements............................................................................ 16
     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........III-1

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

SIGNATURE PAGE................................................................................................III-5

                                                        -i-

                            TECH LABORATORIES, INC.
                                  Form 10-KSB/A

                           Forward-looking Statements


Statements made in this Form 10-KSB/A that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of Tech Labs that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include, but are not limited to, those discussed under the caption "Factors That May Affect Future Events" in Item 6 of this Form 10-KSB/A. Tech Labs disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


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

5. The shareholders approved the proposal amending the Company's certificate of incorporation increasing the number of authorized shares of common stock from 10,000,000 to 25,000,000.

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

TCHL COMMON STOCK
                                                                 CLOSING BID                     CLOSING ASK
                                                            ---------------------           --------------------
                                                            HIGH              LOW           HIGH           LOW
                                                            ----              ---           ----           ---
YEAR ENDING DECEMBER 31, 2002
-----------------------------
First Quarter .......................................       .50              .16              .59          .19

YEAR ENDING DECEMBER 31, 2001
-----------------------------
First Quarter .......................................      1.625            0.71875          1.75         0.875
Second Quarter.......................................       .75              .43              .875         .50
Third Quarter........................................       .60              .27              .73          .32
Fourth Quarter.......................................       .51              .28              .56          .34

YEAR ENDING DECEMBER 31, 2000
-----------------------------
First Quarter........................................     10.00             4.1875          10.625        4.6875
Second Quarter.......................................     10.8125           5.1255          11.00         5.375
Third Quarter........................................      6.375            3.1875           7.375        3.50
Fourth Quarter.......................................      4.75             0.875            5.0625       1.00

As of April 11, 2002, there were 252 holders of record of our common stock.

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

         On April 5, 2002 we filed a new registration statement on Form SB-2 to register shares of our common stock for the benefit of certain selling securityholders, including the shares underlying the $1,500,000 convertible notes issued on October 13, 2000, to replace the registration statement filed for the benefit of certain selling securityholdres initially filed on November 17, 2000. We registered a total of 17,103,236 shares of which up to 16,415,736 may be sold upon conversion of convertible notes and up to 412,500 may be sold upon exercise of warrants issued in connection with the convertible notes. The registration statement is currently under review by the Securities and Exchange Commission.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.



Directors, Executive Officers, and Key Consultants

Name                           Age           Title
----                           ---           -----

Bernard M. Ciongoli            55            President, Treasurer, and Director

Earl M. Bjorndal               50            Vice President and Director

Carmine O. Pellosie, Jr.       59            Secretary and Director

Salvatore Grisafi              71            Director

     Each director is elected for a period of one year and until his successor is duly elected by shareholders and qualified. Officers serve at the will of the board of directors.

                                     III-1

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

     Salvatore Grisafi has been a director since August of 2000. Mr. Grisafi is president of MPX Network Solutions, a privately held telecommunications/networking business development and marketing consulting company. Mr. Grisafi has served as a consultant to Tech Labs since 1998, and assisted the Company in the acquisition of the DynaTrax(TM) technology from NORDX/CDT and in identifying other opportunities and business strategies. Mr. Grisafi is a graduate of the New York Institute of Technology.

     Tech Labs' success will depend to a large extent upon the continued efforts of Bernard M. Ciongoli, our president and chief executive officer. Mr. Ciongoli has an intricate understanding of Tech Labs, its business operations and the technology underlying its products. It would be very difficult for Tech Labs to replace Mr. Ciongoli, and accordingly the loss of his services would be detrimental to our operations. We do, however, maintain key man life insurance on Mr. Ciongoli to compensate for any such loss, and have an employment agreement with him. Expansion of our business may require additional managers and employees with industry experience. In general, only highly qualified managers have the necessary skills to develop and market our products and provide our services.

     Competition for skilled management personnel in the industry is intense, which may make it more difficult and expensive to attract and retain qualified managers and employees. Expansion of our business will likely also require additional non-employee board members with business and industry experience. We do not, however, have directors' and officers' liability insurance, which may limit our ability to attract qualified non-employee board members.

Committees of the Board

     The Company has a standing audit committee composed of Bernard Ciongoli and Carmine Pellosie, and a compensation committee composed of Carmine Pellosie and Salvatore Grisafi. Both committees were formed in August, 2001. The function of the audit committee is to review our internal accounting control procedures, review our financial statements, and review with the independent public accountants the result of their audit.

     The compensation committee reviews the employment and compensation agreements of the Company's senior employees. The committee has held one formal meeting since it was formed.

Meetings of the Board

     The Company held two meetings of the Board in 2001. All of the Company's directors participated in the meetings.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than ten percent of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed.

     All filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with in a timely manner with the exception of a Form 4 that was filed late on behalf of an officer of the Company which was required to be filed to reflect the vesting of certain stock options granted as part of such officer's employment agreement. The options have not been exercised and are only exercisable at $.43 per share, which is presently greater than the market price for the Company's common stock.


                                     III-2

Item 10. Executive Compensation.

     The following table summarizes the compensation paid to or earned by our president. No other officer has received compensation in excess of $100,000 in any recent fiscal year.

                           Summary Compensation Table

                                                                              Long-Term
                                         Annual Compensation                Compensation
                                   -----------------------------------      -------------
                                                                              Shares of
                                                                             Common Stock
                                                                            Issuable Upon
    Name and 2001                                                            Exercise of
 Principal Position                Year       Salary($)       Bonus($)         Options
 ------------------                ----       ---------       --------         -------
Bernard M. Ciongoli                2001       $135,000          0              600,000
  President, Treasurer             2000       $125,000          0              250,000
                                   1999       $125,000          0                    0

     The following table sets forth information relating to all options granted to named executive officers:

                       Option Grants in Fiscal Year 2001

                                                  Percent of
                           Number of            Total Options
                    Securities Underlying    Granted to Employees    Exercise    Expiration
Name                   Options Granted        in Fiscal Year (%)       Price        Date
----                   ---------------        ------------------       -----        ----
Bernard M. Ciongoli        100,000                  15.38              $.9625     3/01/06
                           500,000                  76.92              $.43       8/01/06

     Tech Labs has entered into an employment agreement for a term of five (5) years with Mr. Ciongoli, dated as of August 1, 2001, which agreement supersedes the employment agreement that was in effect with Mr. Ciongoli dated October 1, 1998, as amended June 18, 1999, and February 21, 2001. Mr. Ciongoli is currently compensated under the terms of the employment agreement at the base salary rate of $150,000 per annum. Mr. Ciongoli is also entitled to receive two percent (2%) of our sales in excess of $1,000,000 during any year he is employed by us. In addition, Mr. Ciongoli was granted an option, exercisable for five (5) years from the date of grant, to purchase 500,000 shares of stock at $.43 per share, such option to vest in increments of 100,000 shares every six (6) months commencing February 1, 2002. The agreement is automatically renewable for three
(3) years unless either party terminates the agreement in writing at least 180 days prior to the expiration of the initial term period.

     In addition, in 2001, we granted to Mr. Ciongoli an option to purchase up to 100,000 shares under our 1996 stock option plan exercisable for five (5) years at $0.9625 per share which vest over a period of two (2) years. In 2000, we granted to Mr. Ciongoli (i) a non-plan option in consideration and in recognition of his services to Tech Labs to purchase up to 139,000 shares exercisable over five (5) years at $2.4375, which vests over the course of three
(3) years from the date of grant; and (ii) an option to purchase up to 111,000 shares of common stock under our 1996 stock option plan exercisable for five (5) years at $2.68125 per share, which vests over a period of three (3) years.

     We do not have employment agreements with any other named executive officers. Our directors are not presently compensated.

                                     III-3

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table describes, as the date of this amended Annual Report, the beneficial ownership of our common stock by:

     o    persons known to us to own more than 5% of such stock, and

     o the ownership of common stock by our directors, and by all officers and directors as a group.

                                         Number of
                                        Shares Owned           % of
Name                                    Beneficially       Common Stock
----                                   -------------       ------------
Bernard M. Ciongoli                      1,140,334            19.78%

Earl Bjorndal                              273,444             5.24%

Carmine O. Pellosie, Jr.                    60,000             1.16%

Salvatore Grisafi                          100,000             1.93%

Libra Finance, S.A.                        275,000             5.08%

Celeste Trust Reg                          570,868            9.99%

The Endeavour Capital Investment
Fund, S.A.                                 570,868             9.99%

Esquire Trade & Finance                    570,868             9.99%

All officers and directors as a          1,573,778            26.30%
group (4 persons)

* Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or entity has a right to acquire within 60 days purusant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

o The information for Mr. Ciongoli includes 120,334 shares that may be acquired within 60 days pursuant to the exercise of options granted under our 1996 stock option plan and 500,000 shares issuable upon exercise of options earned under our employment agreement with Mr. Ciongoli.

o The information for Mr. Bjorndal includes 75,000 shares that may be acquired within 60 days pursuant to the exercise of options granted under our 1996 stock option plan.

o The information for Mr. Grisafi includes 50,000 shares that are owned by MPX Network Solutions, Inc., a company that Mr. Grisafi controls and in which Mr. Grisafi's wife holds all of the outstanding shares, and 50,000 shares that may be acquired within 60 days pursuant to the exercise of two
     (2) non-plan grants of stock options.

o The information for Mr. Pellosie includes 20,000 shares issuable upon the exercise of immediately exercisable options granted under our 1996 stock option plan.

o The number of shares beneficially owned by each of Celeste Trust Reg, The Endeavour Capital Investment Fund, S.A., and Esquire Trade & Finance may not exceed, by the terms of their Subscription Agreement with Tech Labs, 9.99% of the outstanding number of shares of common stock of Tech Labs. Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. Based on a conversion price for the Notes of $0.136, no more than an amount equal to approximately 570,868 shares may be converted by each of Celeste Trust Reg, The Endeavour Capital Investment Fund, S.A., and Esquire Trade & Finance at any one time; provided, however, each of the above mentioned parties is not precluded from converting the maximum amount permissible under the Notes, immediately disposing of some or all of those shares and subsequently converting additional amounts remaining under the Notes.


                                     III-4

Item 12. Certain Relationships and Related Transactions.

     The following information describes certain transactions between Tech Labs and certain affiliated parties. Future transactions, if any, must be approved by the board of directors.

     In March, 1999, we entered in to a consulting agreement with MPX Network Solutions, Inc. Sal Grisafi is the president of MPX and a director of Tech Labs'. See "Management-Consultants."

     In March of 2001, we extended the term of our consulting agreement with MPX Network Solutions Inc., whose president, Salvatore Grisafi, is also a director of Tech Labs, until March 21, 2002.



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


                                     III-5

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

                                     III-6

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

                                     III-7

                            TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 15, 2002                          TECH LABORATORIES, INC.


                                               By:   /s/ Bernard M. Ciongoli
                                                  -----------------------------
                                                    Bernard M. Ciongoli
                                                    President



                                     III-8