Form 10QSB
period 2002-03-31
TECH LABORATORIES INC
filed 2002-05-15
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from
         ____________ to ______________.

                        Commission File Number 000-27592

                         ------------------------------

                             TECH LABORATORIES, INC.
                             -----------------------
              (Exact name of Small Business issuer in its charter)

                   New Jersey                                22-1436279
        -------------------------------                   -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

        955 Belmont Avenue, North Haledon, NJ                    07508
       ----------------------------------------               ----------
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

                              Yes [X]      No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of May 13, 2002, there were 5,143,530 shares outstanding.

                             Tech Laboratories, Inc.

                                   FORM 10-QSB

                                Table of Contents


PART I.     FINANCIAL INFORMATION

    Item 1. Financial statements...............................................1
            March 31, 2001 and 2002 Balance Sheet (unaudited)..................1
            Statement of Operations March 31, 2001 and 2002 (unaudited)........3
            Statements of Cash Flow March 31, 2001 and 2002 (unaudited)........4
            Notes to Financial Statements......................................5

PART II.    OTHER INFORMATION
    Item 1. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................7
    Item 6. Exhibits and Reports on Form 8-K...................................8

SIGNATURES.....................................................................9

                                     PART I

                              FINANCIAL INFORMATION

                             TECH LABORATORIES, INC.
                             March 31, 2001 and 2002
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS




                                                         2001           2002
                                                     ------------   ------------
Current Assets:
  Cash                                               $ 2,150,199    $   476,012
  Marketable Securities                                   69,733         40,000
  Accounts Receivable, Net of Allowance for
     Doubtful Accounts of $25,000                        138,360        155,789
  Inventories                                          1,472,570      2,243,180
  Prepaid Expenses                                         4,055          6,303
                                                     ------------   ------------

         Total Current Assets                        $ 3,834,877    $ 2,921,284

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                   2,247          2,247
  Machinery, Equipment, and Instruments                  477,340        524,730
  Furniture and Fixtures                                  87,107         97,090
                                                     ------------   ------------

         Total Property, Plant, and Equipment            566,694        624,067
     Less:  Accumulated Depreciation & Amortization     (351,673)      (379,590)
                                                     ------------   ------------

         Net Property, Plant, and Equipment          $   215,021    $   244,477
                                                     ------------   ------------

Other Assets - Including SB-2 Escrow Deposits        $    12,059    $    12,059
                                                     ------------   ------------

         Total Assets                                $ 4,061,957    $ 3,177,820
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.


                               TECH LABORATORIES, INC.
                               March 31, 2001 and 2002
                                    Balance Sheet

                                     (unaudited)

                      LIABILITIES AND STOCKHOLDERS' INVESTMENTS


                                                             2001           2002
                                                         ------------   ------------
Current Liabilities:
  Defaulted Convertible Notes                            $        -0-   $ 1,165,375
  Current Portion of Long-Term Debt                           34,444         33,074
  Short-Term Loans Payable                                    73,789         53,427
  Accounts Payable                                            32,600         85,500
  Other Liabilities                                           47,077          2,234
                                                         ------------   ------------

         Total Current Liabilities                       $   187,910    $ 1,339,610
                                                         ------------   ------------

     Long-Term Convertible Notes                         $ 1,519,755            -0-

Stockholders' Investment:
  Common Stock, $.01 Par Value; 25,000,000
     Shares Authorized: 4,019,039 Issued
     in 2001, 5,143,530 shares outstanding in 2002       $    39,493    $    47,836
  Less:  11,316 Shares Reacquired and Held in Treasury          (113)          (113)
                                                         ------------   ------------

                                                         $    39,380    $    47,723
                                                         ------------   ------------

  Capital Contributed in Excess of Par Value             $ 4,060,287    $ 4,339,478
  Retained Earnings/(Accum. Deficit)                      (1,745,375)    (2,548,991)
                                                         ------------   ------------
                                                         $ 2,354,292    $ 1,838,210
                                                         ------------   ------------

         Total Liabilities and Stockholders' Equity      $ 4,061,957    $ 3,177,820
                                                         ============   ============

      The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             Statement of Operations
                             March 31, 2001 and 2002

                                   (unaudited)


                                                          2001          2002
                                                     ------------   ------------

Sales                                                $   206,200    $   122,830
                                                     ------------   ------------


Costs and Expenses:
  Cost of Sales                                          160,950         82,296
  Selling, General, and Administrative Expense           246,085        164,662
                                                     ------------   ------------

                                                         407,035        246,958
                                                     ------------   ------------

Income/(Loss) from Operations                        $  (200,835)   $  (124,128)
                                                     ------------   ------------

Other Income (Expenses):                                   4,520        (18,321)

Income/(Loss) Before Income Taxes                    $  (196,315)   $  (142,449)
Provision for Income Taxes                                    -0-            -0-
                                                     ------------   ------------

Net Income/(Loss)                                    $  (196,315)   $  (142,449)

Retained Earnings/(Accum. Deficit), Beg. Qtr          (1,549,060)    (2,406,542)
                                                     ------------   ------------

Retained Earnings/(Accum. Deficit), End. Qtr         $(1,745,375)   $(2,548,991)
                                                     ------------   ------------

Primary Earnings Per Share                           $     (0.05)   $     (0.03)
                                                     ------------   ------------


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.

                             Statements of Cash Flow
                             March 31, 2001 and 2002

                                   (unaudited)


                                                         2001           2002
                                                     ------------   ------------

Cash Flow From (For) Operating Activities:
  Income/(Loss) From Operations                      $  (200,835)   $  (124,128)


  Add/(Deduct) Items Not Affecting Cash:
                 Depreciation                              7,034          7,837
                 Amortization                                 63             -0-
     Interest Income                                      28,895          1,809
     Interest Expense                                    (24,375)       (20,130)

  Changes in Operating Assets and Liabilities
     Marketable Securities                                (5,400)            -0-
     Accounts Receivable                                 (44,404)       (43,589)
     Inventories                                        (185,732)      (167,701)
     Prepaid Expenses                                         -0-            -0-
     Accounts Payable and Accrued Expenses                  (361)         3,276
     Other Assets/Liabilities                            (67,734)       (18,110)
                                                     ------------   ------------

Net Cash Flow From (For) Operating Activities           (357,020)      (360,736)
                                                     ------------   ------------

Cash Flows From (For) Investing Activities               (15,744)        (1,428)

Cash Flow From (For) Financing Activities:

  Defaulted Convertible Notes - repayment                   (523)       (53,827)
  Issuance of Common Stock                                    -0-            -0-

Net Cash Flow From (For) Financing Activities               (523)       (53,827)
                                                     ------------   ------------

Net Increase/(Decrease) in Cash                         (373,287)      (415,991)
Cash Balance Beginning of Year                         2,523,446        892,003
                                                     ------------   ------------

Cash Balance End of First Quarter                    $ 2,150,159    $   476,012
                                                     ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.

                          Notes to Financial Statements
                      For the Quarter Ended March 31, 2002
                                   (unaudited)

(1) Summary of Significant Accounting Policies.

         CASH -- Includes Tech Labs' checking account at Hudson United Bank and money market accounts at Prudential Securities and Bear Stearns.

         ACCOUNTS RECEIVABLE -- Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

         INVENTORIES -- Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001 a physical inventory was taken and tested. No physical inventory was taken on March 31, 2002.

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

         MARKETABLE SECURITIES -- The marketable securities are recorded at the lower of cost or market. The cost of securities was $40,000 at December 31, 2001, and $40,000 at March 31, 2002.

(2) Inventories.

         Inventories at December 31, 2001, and March 31, 2002, were as follows:

                                                     2001                2002
                                                 -----------         -----------
         Raw Materials & Finished Components     $  993,666          $1,016,039
         Work in Process & Finished Goods         1,081,813           1,227,141
                                                 -----------         -----------
                                                 $2,075,479          $2,243,180
                                                 ===========         ===========

(3) Income/(Loss) Per Share.

         Primary Income/(Loss) per share was calculated on the weighted average shares outstanding. As of March 31, 2002, weighted average shares outstanding were 5,143,530.

         Fully Diluted Income/(Loss) per share was not calculated due to anti-dilution.

(4) Income Taxes.

         Since the Company has an operating loss carryforward of $3,150,073 as of December 31, 2001, no interperiod tax allocation was made.

(5) Current Portion of Long-Term Debt.

         Loans payable to banks were as follows for the periods indicated:

                                           INTEREST      CURRENT     NON-CURRENT
PERIOD ENDED          PAYEE                  RATE        AMOUNT        AMOUNT
------------          -----                  ----        ------        ------
2001              Hudson United Bank     Prime +1.5%     $33,347          --
March 31, 2002    Hudson United Bank     Prime +1.5%     $33,074          --

Certain marketable securities are pledged as collateral on the above loan.

(6) Short-Term Loans Payable.

         Demand loans payable include loans from third parties. The outstanding loan balance due as of December 31, 2001, was $63,789 and $53,427 as of March 31, 2002. The annual interest rate for these loans ranged between six percent (6%) and ten percent (10%). In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid and $50,000 remains outstanding and is due December 31, 2002.

(7) Common Stock.

         In 1999, Tech Labs filed a registration statement with respect to a self-underwritten public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering was completed on May 3, 2000, for total proceeds of $2,273,723.

(8) Long-Term Convertible Debt.

         On October 13, 2000, Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 13, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing in Form 8-K filed on October 18, 2000. As of March 31, 2002, $334,625 of principal on the convertible notes has been converted into shares of the Company's common stock.

(9) On January 11, 2002, the Company entered into a redemption and conversion agreement concerning the Long-Term Debt referenced in Note (8). An Event of Default, as defined in the 6.5% convertible notes the Company issued in October 2000, occurred on January 25, 2002, when the Company was unable to make the first payment of $750,000 to the holders of the notes.

(10) Subsequent Event.

         On April 19, 2002, the Company successfully negotiated a cure of the default referenced in note (9) above. This cure requires that the Company's registration statement, filed with the Securities and Exchange Commission on April 5, 2002, covering the shares underlying the 6.5% convertible notes, be declared effective on or before June 29, 2002. If the registration statement is declared effective by such date and the Company makes certain payments described in the Company's report on Form 8-K filed April 25, 2002, the maturity date of the 6.5% convertible notes will be extended from October 13, 2002 to December 30, 2002.

(11) Going Concern.

         As a result of operating losses and negative cash flows experienced during 2001, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2001.

    Quarter ending March 31, 2002, compared to Quarter ending March 31, 2001.
    -------------------------------------------------------------------------

         Sales were $122,830 for the first quarter of 2002 as compared to $206,200 for the similar period of 2001. This decrease was due to the continuing effects of the economic downturn which began in 2001.

         Cost of sales of $82,296 for the first quarter of 2002 has been decreased by $78,654 compared to the same period of 2001, primarily due the sales decline.


         Selling, administrative, and general expenses decreased by $81,423 compared to the same period of 2001 due to reductions in marketing, sales, and administrative expense necessitated by sales reductions.

         Income from operations of ($124,129) improved $76,706 compared to a loss of ($200,835) for the prior period as a direct result of cost reductions.

    Quarter ending March 31, 2002, compared to year ending December 31, 2001.
    -------------------------------------------------------------------------

SIGNIFICANT CHANGES

         During the first quarter of 2002, the Company is still suffering from the current economic downturn.

         Cash Flow for the first quarter of 2002 was negative ($415,991) as a result of the economic downturn.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (b)  Reports on form 8-K.

         On April 25, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release on April 24, 2002, announcing that it had entered into an amendment to its Redemption and Conversion Agreement, dated January 11, 2002 (the "Amended Redemption Agreement"), pursuant to which it obtained a waiver and thereby cured the existing Event of Default under its outstanding 6.5% convertible promissory notes. In consideration for the waiver and cure of the Event of Default existing under the notes, the Company paid the noteholders an aggregate of $110,000. The Company and the noteholders agreed that the payment would reduce the outstanding balances under the notes provided the registration statement filed by the Company on April 5, 2002, covering the shares underlying the notes was declared effective on or before June 29, 2002. Although the Company is otherwise required under its agreement with the noteholders to have an effective registration statement covering the shares underlying the notes, the noteholders allowed the Company, through June 29, 2002, to have the new registration statement declared effective. The noteholders further agreed that the Company could redeem the notes in three installments provided no future Event of Default exists at the time of the redemption and provided the Company pays the first installment, on or before July 1, 2002, of an aggregate of $325,000 plus an additional $90,000 either in cash or shares of common stock at the then market price. The Company would make each of the second and third equal installments of half of the remaining balance due under the notes on or before September 30 and December 30, 2002, respectively, together with an additional amount equal to 25% of each installment in cash or stock, at the Company's option. The noteholders agreed to extend the maturity dates of the notes to December 30, 2002, provided such payments are timely made. With payment of the first installment, and continuing so long as the second and third payments are made, the noteholders would have no further right to convert their notes into shares of common stock, unless the shares of the Company's common stock trade for any 5 out of 10 trading days at $1.25 per share or more.

         On January 25, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release on January 28, 2002, announcing that an Event of Default occurred under its outstanding 6.5% convertible promissory notes. The outstanding principal and interest under the notes is $1,218,099. The Event of Default occurred due to the Company's non-payment of the first installment due under that certain Redemption Agreement dated January 11, 2002, related to the redemption by the Company from the holders of the notes originally issued in October 2001 (the "Notes"). Under the terms of the Redemption Agreement, the holders were entitled to receive in two installments (i) the first installment of $750,000 and 300,000 shares of stock on or before January 25, 2002, and (ii) on or before April 25, 2002, the second installment of an aggregate of $360,000 plus an additional $90,000 in cash or common stock, at the election of the Company, based upon the closing price of the shares of the Company's common stock on April 18, 2002.

         On January 11, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company entered into a redemption and conversion agreement (the "Redemption Agreement") today with the holders (the "Holders") of its 6.5% convertible promissory notes originally issued in October 2000 (the "Notes"). Under the terms of the Redemption Agreement, the Holders are entitled to receive in two installments (i) $750,000 and 300,000 shares of stock on or before January 25, 2002, and (ii) on or before April 25, 2002, an aggregate of $360,000 plus an additional $90,000 in cash or common stock, at the election of the Company, based upon the closing price of the shares of the Company's common stock on April 18, 2002.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2002

                                              TECH LABORATORIES, INC.



                                              By:/s/ Bernard Ciongoli
                                                 ------------------------------
                                                  Bernard Ciongoli
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Chief Accounting Officer)