Form 10QSB
period 2002-06-30
TECH LABORATORIES INC
filed 2002-08-19
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to ___________________.

                        Commission File Number 000-27592

                         ------------------------------

                             TECH LABORATORIES, INC.
              ----------------------------------------------------
              (Exact name of Small Business issuer in its charter)

                 New Jersey                              22-1436279
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

    955 Belmont Avenue, North Haledon, NJ                 07508
   ----------------------------------------            ----------
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

                             Yes [X]         No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of August 15, 2002, there were 5,389,029 shares outstanding.

                             Tech Laboratories, Inc.

                                   FORM 10-QSB

                                Table of Contents


PART I. FINANCIAL INFORMATION................................................  1

        Item 1.  Financial Statements........................................  1

                 June 30, 2001 and 2002 Balance Sheet (unaudited)............  1

                 Statement of Operations June 30, 2001 and 2002 (unaudited)..  3

                 Statements of Cash Flow For the Six Months Ended June 30,
                 2001 and 2002...............................................  4

                 Notes to Financial Statements...............................  5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................  8

PART II. OTHER INFORMATION...................................................  9

        Item 3.  Defaults Upon Senior Securities............................   9

        Item 6.  Exhibits and Reports on Form 8-K............................  9

        SIGNATURES........................................................... 10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                             June 30, 2001 and 2002
                                  Balance Sheet

                                   (unaudited)


                                     ASSETS


                                                            2001           2002
                                                        ------------   ------------
Current Assets:
  Cash                                                  $ 2,016,546    $   200,334
  Marketable Securities                                      79,116         40,000
  Accounts Receivable, Net of Allowance
       for Doubtful Accounts of $25,000                     154,467        191,694
  Inventories                                             1,532,319      2,178,496
  Prepaid Expenses                                            4,055          6,303
                                                        ------------   ------------

                 Total Current Assets                   $ 3,786,503    $ 2,616,827

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                      2,247          2,247
  Machinery, Equipment, and Instruments                     534,440        599,975
  Furniture and Fixtures                                     91,851         98,979
                                                        ------------   ------------

                 Total Property, Plant, and Equipment   $   628,583    $   701,201
       Less:  Accumulated Depreciation & Amortization      (358,670)      (389,573)
                                                        ------------   ------------

                 Net Property, Plant, and Equipment     $   269,868    $   311,628
                                                        ------------   ------------

Other Assets                                            $    12,059    $    12,059
                                                        ------------   ------------

                 Total Assets                           $ 4,068,430    $ 2,940,514
                                                        ============   ============

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             June 30, 2001 and 2002
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS


                                                                   2001*          2002
                                                               ------------   ------------
Current Liabilities:
  Defaulted Convertible Notes                                  $         0    $ 1,115,217
  Current Portion of Long-Term Debt                                 34,444         32,661
  Short-Term Loans Payable                                          73,593         49,872
  Accounts Payable                                                  57,100         64,093
  Other Liabilities                                                 71,077          1,960
                                                               ------------   ------------

                 Total Current Liabilities                     $   236,214    $ 1,263,803
                                                               ------------   ------------

       Long-Term Convertible Notes                             $ 1,228,774              0


Stockholders' Investment:
  Common Stock, $.01 Par Value; 10,000,000 Shares Authorized
       in 2001, 25,000,000 Shares Authorized in 2002           $    48,060    $    49,886
  Less:  15,191 Shares Reacquired and Held in Treasury                (113)          (151)
                                                               ------------   ------------

                                                               $    47,947    $    49,735
                                                               ------------   ------------

  Capital Contributed in Excess of Par Value                   $ 4,480,718    $ 4,567,916
  Retained Earnings/(Accum. Deficit)                            (1,925,223)    (2,940,940)
                                                               ------------   ------------
                                                               $ 2,603,442    $ 1,676,711
                                                               ------------   ------------

                 Total Liabilities and Stockholders' Equity    $ 4,068,430    $ 2,940,514
                                                               ============   ============


* Restated for prior period adjustment.  See Note 13.

   The accompanying notes are an integral part of these financial statements.

                                      TECH LABORATORIES, INC.
                                      Statement of Operations
                                       June 30, 2001 and 2002

                                            (unaudited)

                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                               2001*          2002           2001*          2002
                                           ------------   ------------   ------------   ------------
Sales                                      $   154,278    $   171,859    $   360,478    $   294,689
                                           ------------   ------------   ------------   ------------

Costs and Expenses:
  Cost of Sales                                 65,914        113,427        226,864        195,723
  Selling, General, and
       Administrative Expense                  157,450        262,112        509,485        426,774
                                           ------------   ------------   ------------   ------------

                                               223,364        375,539        736,349        622,497
                                           ------------   ------------   ------------   ------------

Income/(Loss) from Operations              $   (69,086)   $  (203,680)      (375,871)      (327,808)
                                           ------------   ------------   ------------   ------------

Other Income (Expenses):

  Interest Income                               21,317          1,854         50,212          3,375
  Interest Expense                         $   (26,129)   $   (21,173)   $   (50,504)   $   (41,015)
                                           ------------   ------------   ------------   ------------

                                           $    (4,812)   $   (19,319)   $      (282)   $   (37,640)

Income/(Loss) Before Income Taxes          $   (73,898)   $  (222,999)   $  (376,163)   $  (365,448)
Provision for Income Taxes                           0              0              0              0
                                           ------------   ------------   ------------   ------------

Net Income/(Loss)                          $   (73,898)   $  (222,999)   $  (376,163)   $  (365,448)

Retained Earnings/(Accum. Deficit), Beg.    (1,851,325)    (2,717,941)    (1,549,060)    (2,575,492)
                                           ------------   ------------   ------------   ------------

Retained Earnings/(Accum. Deficit), End.    (1,925,223)    (2,940,940)    (1,925,223)    (2,940,940)
                                           ------------   ------------   ------------   ------------

Earnings Per Share                         $     (0.02)   $     (0.04)   $     (0.08)   $     (0.07)
                                           ------------   ------------   ------------   ------------

* Restated for prior period adjustment.  See Note 13.

             The accompanying notes are an integral part of these financial statements.

                                                -3-

                             TECH LABORATORIES, INC.

                             Statements of Cash Flow
                            For the Six Months Ended
                             June 30, 2001 and 2002

                                   (unaudited)
                                                          2001*         2002
                                                      ------------  ------------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                   $  (376,163)  $  (365,448)


  Add/(Deduct) Items Not Affecting Cash:
     Depreciation/Amortization                             16,099        15,673
     Stock Compensation                                   130,450            --

  Changes in Operating Assets and Liabilities
     Marketable Securities                                (14,783)           --
     Accounts Receivable                                  (60,515)      (79,494)
     Inventories                                         (245,481)     (103,017)
     Accounts Payable                                      24,139       (18,131)
     Other Assets/Liabilities                              89,918        (5,602)
                                                      ------------  ------------

Net Cash Flow From (For) Operating Activities            (436,316)     (556,019)
                                                      ------------  ------------

Cash Flows From (For) Investing Activities
     Addition of Machinery and Equipment                  (77,588)      (78,562)
                                                      ------------  ------------

Net Cash Flow From (For) Investing Activities:            (77,588)      (78,562)
                                                      ------------  ------------

Cash Flow From (For) Financing Activities
     Acquisition/(Repayment) of Short/Long Term Debt      (86,660)      (58,588)
     Issuance of Common Stock                              93,664         1,500
                                                      ------------  ------------

Net Cash Flow From (For) Financing Activities               7,004       (57,088)
                                                      ------------  ------------

Net Increase/(Decrease) in Cash                       $  (506,900)  $  (691,668)
Cash Balance Beginning of Year                          2,523,446       892,003
                                                      ------------  ------------

Cash Balance End of Second Quarter                    $ 2,016,546   $   200,334
                                                      ------------  ------------

Significant Non-Cash Financing Activities:
------------------------------------------

  o As of June 30, 2001, $204,884 of Convertible Long-Term Debt was converted into common stock.
  o As of June 30, 2002, $369,625 of Convertible Long-Term Debt was converted into common stock on a cumulative basis.

* Restated for prior period adjustment.  See Note 13.


   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          Notes to Financial Statements
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

(1) Summary of Significant Accounting Policies for Tech Laboratories, Inc. (the "Company" or "Tech Labs").

         CASH -- Includes Tech Labs' checking account at Hudson United Bank and money market accounts at Prudential Securities and Bear Stearns.

         REVENUE RECOGNITION -- Tech Labs recognizes all revenues when orders are shipped.

         ACCOUNTS RECEIVABLE -- Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

         INVENTORIES -- Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001 a physical inventory was taken and tested. No physical inventory was taken on June 30, 2002.

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

         MARKETABLE SECURITIES -- The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 at December 31, 2001, and $40,000 at June 30, 2002.

(2) Inventories. Inventories at December 31, 2001, and June 30, 2002, were as follows:

                                                        2001             2002
                                                      -----------    -----------
         Raw Materials & Finished Components          $  993,666     $1,044,830
         Work in Process & Finished Goods              1,081,813      1,133,666
                                                      -----------    -----------
                                                      $2,075,479     $2,178,496
                                                      ===========    ===========

(3)      Income/(Loss) Per Share.

         Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding for the first six months and the second quarter of 2002.

         Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes and all outstanding options and warrants. However, due to Anti-Dilution, these assumed conversions have been excluded.

                                            Three Months Ended  Six Months Ended
                                               June 30, 2002    June 30, 2002
                                            ------------------  ----------------

Net Income for the Calculation of Basic EPS          (222,999)         (365,448)
                                            ------------------  ----------------
Shares for Computation of Basic EPS                 5,213,055         5,213,055
                                            ------------------  ----------------

(4)      Income Taxes.

         Since the Company has an operating loss carryforward of $3,150,073 as of December 31, 2001, no interperiod tax allocation was made.

(5)      Current Portion of Long-Term Debt.

         Loans payable to banks were as follows for the periods indicated:

                                                INTEREST          CURRENT       NON-CURRENT
PERIOD ENDED             PAYEE                    RATE            AMOUNT          AMOUNT
------------             -----                    ----            ------          ------
2001                 Hudson United Bank       Prime +1.5%         $33,347           ---
March 31, 2002       Hudson United Bank       Prime +1.5%         $33,074           ---
June 30, 2002        Hudson United Bank       Prime +1.5%         $32,661           ---

Marketable securities are pledged as collateral on the above loan.

(6)      Short-Term Loans Payable.

         Demand loans payable include loans from third parties. The outstanding loan balance due as of December 31, 2001, was $63,789, $53,427 as of March 31, 2002, and $4,9872 as of June 30, 2002. The annual interest rate for these loans ranged between six percent (6%) and ten percent (10%). In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid; the balance remains outstanding and is due December 31, 2002.

(7)      Common Stock.

         In 1999, Tech Labs filed a registration statement with respect to a self-underwritten public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering was completed on May 3, 2000, for total proceeds of $2,273,723.

(8)      Commitments and Contingencies.

         In 1997, the Company entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment, and Double T Sports, LTD., whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007, in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to the Company and 30% to FUA until March 2001. Thereafter, until 2007, quarterly distribution will be based on pretax profits in excess of 15% being shared 70% to the Company and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products the Company manufactures and sells. Since 1997, sales to FUA have been $1.4 million and commissions have been $219,324.

(9)      Long-Term Convertible Debt.

         On October 13, 2000, the Company completed a $1.5 million financing of 6.5% convertible promissory notes (the "Convertible Notes") due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. The Company disclosed all terms of this financing in Form 8-K filed on October 18, 2000. As of June 30, 2002, $369,625 of principal on the Convertible Notes has been converted into shares of the Company's common stock.

(10)     Additional Convertible Note Disclosure.

         On January 11, 2002, the Company entered into a redemption and conversion agreement concerning the Long-Term Debt referenced in Note (9). An Event of Default, as defined in the Convertible Notes occurred on January 25, 2002, when the Company was unable to make the first payment of $750,000 to the holders of the Notes.

         On April 19, 2002, the Company successfully negotiated a cure of the default referenced above. This cure required that the Company's registration statement, filed with the Securities and Exchange Commission on April 5, 2002, covering the shares underlying the Convertible Notes, be declared effective on or before June 29, 2002. If the registration statement had been declared effective by such date and the Company made certain payments described in the Company's report on Form 8-K filed April 25, 2002, the maturity date of the Convertible Notes would have been extended from October 13, 2002, to December 30, 2002.

(11)     Subsequent Event.

         On August 2, 2002, the Company announced that an Event of Default occurred on the Convertible Notes. The Company was unable to have its registration statement filed April 5, 2002 declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continues to seek a cure for the default with the holders of the Convertible Notes.

(12)     Going Concern.

         As a result of operating losses and negative cash flows experienced during 2001, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about the Company's ability to continue as a going concern.

(13)     Prior Period Adjustment.

         Over the course of 2001, Tech Labs issued and distributed 170,000 shares of common stock to Mr. Barry Bendett pursuant to the terms of a consulting agreement the Company entered into with Mr. Bendett on November 13, 2000. Valuing these shares at their market value on their respective dates of issuance and distribution, Tech Labs should have expensed $168,950. This compensation was never expensed. This error is corrected as follows:

Full Year 2001
--------------

Closing Balance Retained Earnings as reported                       $(2,406,542)
Adjustment referenced above                                            (168,950)
                                                                    ------------

Revised December 31, 2001, Closing Balance of Retained Earnings     $(2,575,492)

Net Loss first six months 2002                                         (365,448)
                                                                    ------------

June 30, 2002, Retained Earnings after Prior Period Adjustment      $(2,940,940)
                                                                    ============

         The effect of this re-statement will be to increase selling, general, and administrative expenses, and reduce Net Income by ($130,450) for the first half of 2001, and by ($24,500) for the second quarter of 2001.

         For comparative purposes, the six months ended June 30, 2001, have been re-stated and are so noted in the Company's financial statement presentation for June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2001.

     Quarter ending June 30, 2002, compared to quarter ending June 30, 2001.
     -----------------------------------------------------------------------

         Sales were $171,859 for the second quarter of 2002 as compared to $154,278 for the similar period of 2001. This increase is minor and the Company is still suffering the effects of the economic downturn which began in 2001.

         Cost of sales of $113,427 for the second quarter of 2002 have increased by $47,513 compared to the same period of 2001, primarily due to increased sales of IDS Sensors in 2002 versus DynaTraX(TM) in 2001. IDS Sensors have a higher cost than DynaTraX(TM).

         Selling, administrative, and general expenses increased by $104,662 compared to the same period of 2001 due to increased professional fees, which were the result of the Company's efforts to raise additional capital, the Event of Default occurring under the terms of the Convertible Notes and the subsequent attempted negotiations to cure the Event of Default.

         Income from operations of ($222,999) declined $149,101 compared to a loss of ($73,898) for the prior period as a direct result of increases in cost of sales due to Product net Change and higher professional fees.

    Six months ending June 30, 2002, compared to year ending December 31, 2001.
    ---------------------------------------------------------------------------

SIGNIFICANT CHANGES

         During the first half of 2002, the Company continues to suffer from the current economic downturn.

         Cash Flow for the first half of 2002 was negative ($690,169) as a result of the economic downturn.

PART II.  OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

         On August 2, 2002, the Company announced that an Event of Default occurred under the terms of the Convertible Notes. The Company was unable to have its registration statement, filed April 5, 2002, declared effective by June 29, 2002, as required by the terms of the amended redemption and conversion agreement the Company entered into with the noteholders on April 19, 2002 (the "Amended Redemption Agreement"), and was unable to reach a new agreement with the noteholders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement.

         Under the terms of the Convertible Notes, the Company is required to maintain an effective registration statement covering the shares of the Company's common stock underlying the Convertible Notes. Under the terms of the Amended Redemption Agreement, the Company had until June 29, 2002 in order to have its registration statement declared effective.

         As of July 31, 2002, the outstanding principal and interest under the Convertible Notes was $1,221,611.

Item 6.  Exhibits and Reports on Form 8-K.

(b)      Reports on Form 8-K.

         On July 8, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release on July 2, 2002, announcing that it had entered into an agreement pursuant to which the holders of its 6.5% convertible promissory notes agreed to waive any defaults until July 15, 2002, that may otherwise have occurred under the Amended Redemption Agreement dated April 19, 2002, in order to allow the parties time to negotiate revised terms of their agreement.

         On July 18, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company had issued a press release announcing that it had entered into an agreement pursuant to which the holders of its 6.5% convertible promissory notes agreed to waive any defaults until July 30, 2002, that may otherwise have occurred under the Amended Redemption Agreement, in order to allow the parties time to negotiate revised terms of their agreement.

         On August 6, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company had issued a press release announcing that an Event of Default occurred under its outstanding 6.5% convertible promissory notes. As of July 31, 2002, the outstanding principal and interest under the notes was $1,221,611. The Event of Default occurred due to the fact that the waiver the Company had been granted by the noteholders waiving any event of default under the notes, including the requirement to have declared effective on or before June 29, 2002, the registration statement covering the shares underlying the notes had expired without the Company and the noteholders having reached a new agreement.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002

                                     TECH LABORATORIES, INC.



                                     By: /s/ Bernard Ciongoli
                                         ---------------------------------------
                                         Bernard Ciongoli
                                         Chief Financial Officer
                                         (Principal Financial Officer and Chief
                                         Accounting Officer)