Form 10QSB
period 2002-09-30
TECH LABORATORIES INC
filed 2002-11-19
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to
     ___________________.

                        Commission File Number 000-27592

                         ------------------------------

                             TECH LABORATORIES, INC.
                   -------------------------------------------
              (Exact name of Small Business issuer in its charter)
------------------------------------------------------- ----- ------------------
         New Jersey                              22-1436279
------------------------------------------------------- ----- ------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)
------------------------------------------------------- ----- ------------------
 955 Belmont Avenue, North Haledon, NJ                07508
------------------------------------------------------- ----- ------------------
(Address of principal executive offices)            (zip code)
------------------------------------------------------- ----- ------------------

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

                         Yes  [X]          No  [_]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 18, 2002, there were 5,522,416 shares outstanding.

                                                        Tech Laboratories, Inc.

                                                              FORM 10-QSB

                                                           Table of Contents

PART I.  FINANCIAL INFORMATION..................................................................................  1
Item 1.  Financial Statements...................................................................................  1
September 30, 2002 and 2001 Balance Sheet (unaudited)...........................................................  1
Statement of Operations For The Third Quarter and Nine Months Ended September 30, 2002 and 2001 (unaudited).....  3
Statement of Cash Flow For The Nine Months Ended September 30, 2002 and 2001 (unaudited)........................  4
Notes to Consolidated Financial Statements......................................................................  5
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations....................  9
Item 3.Controls and Procedures.................................................................................. 10

PART II. OTHER INFORMATION...................................................................................... 11
Item 1.Legal Proceedings.........................................................................................11
Item 3.Defaults Upon Senior Securities.......................................................................... 11
Item 6.Exhibits and Reports on Form 8-K......................................................................... 11


SIGNATURES...................................................................................................... 12


                                     PART I.

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                           September 30, 2002 and 2001
                                  Balance Sheet

                                   (unaudited)

                   ASSETS
                                                                        FOR THE NINE
                                                                        MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   2002               2001
                                                                   ----               ----
Current Assets:
  Cash ..............................................        $   136,288         $ 1,293,298
  Marketable Securities .............................             40,000              56,103
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $25,000 ....................             23,962             144,556
  Inventories .......................................          2,148,018           1,731,915
  Prepaid Expenses ..................................              6,303               6,503
                                                             -----------         -----------

                 Total Current Assets ...............        $ 2,354,571         $ 3,232,375

Property, Plant, and Equipment, at Cost
  Leasehold Improvements ............................              2,247               2,247
  Machinery, Equipment, and Instruments .............            607,971             539,771
  Furniture and Fixtures ............................            100,142              92,690
                                                             -----------         -----------

                 Total Property, Plant, and Equipment            710,360             634,708
       Less:  Accumulated Depreciation & Amortization           (397,448)           (366,569)
                                                             -----------         -----------

                 Net Property, Plant, and Equipment .        $   312,912         $   268,139
                                                             -----------         -----------

Other Assets ........................................        $    12,059         $    12,059
                                                             -----------         -----------

                 Total Assets .......................        $ 2,679,542         $ 3,512,573
                                                             ===========         ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.
                           September 30, 2002 and 2001
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                              FOR THE NINE
                                                                              MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        2002               2001*
                                                                        ----               ----
Current Liabilities:
  Defaulted Convertible Notes .............................        $ 1,133,339                --
  Current Portion of Long-Term Debt .......................             32,102              33,433
  Short-Term Loans Payable ................................             53,231              63,593
  Accounts Payable ........................................            135,731              36,868
  Other Liabilities .......................................             52,602              26,099
                                                                   -----------         -----------

                 Total Current Liabilities ................        $ 1,407,005         $   159,993
                                                                   -----------         -----------

       Long-Term Convertible Notes ........................               --           $ 1,221,046

Stockholders' Investment:
  Common Stock, $.01 Par Value;
  10,000,000 Shares Authorized in 2001,
  25,000,000 Shares Authorized in 2002:
       4,790,942 shares outstanding in 2001 and
       5,389,024 shares outstanding in 2002 ...............        $    49,848         $    48,409
  Less:  15,191 Shares Reacquired and
       Held in Treasury ...................................               (113)               (113)
                                                                   -----------         -----------

                                                                   $    49,735         $    48,296
                                                                   -----------         -----------

  Capital Contributed in Excess of Par Value ..............          4,407,949         $ 4,379,129
  Retained Earnings/(Accum. Deficit) ......................         (3,185,147)         (2,295,891)
                                                                   -----------         -----------
                                                                     1,272,537           2,131,534

                 Total Liabilities and Stockholders' Equity        $ 2,679,542         $ 3,512,573
                                                                   ===========         ===========

*RESTATED FOR PRIOR PERIOD ADJUSTMENT - SEE NOTE 13.
 --------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.
                         Statement of Operations For The
                       Third Quarter and Nine Months Ended
                           September 30, 2002 and 2001

                                   (unaudited)


                                                               FOR THE THREE                         FOR THE NINE
                                                               MONTHS ENDED                          MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                          2002             2001*                  2002               2001*
                                                          ----             -----                  ----               ----

Sales ........................................        $    42,597         $    81,802         $   337,286         $   442,280
                                                      -----------         -----------         -----------         -----------

Costs and Expenses:
  Cost of Sales ..............................             20,376              37,967             216,099             264,831
  Selling, General, and Administrative Expense            249,161             400,933             675,935             910,418
                                                      -----------         -----------         -----------         -----------

                                                          269,537             438,900             892,034           1,175,249
                                                      -----------         -----------         -----------         -----------

Income/(Loss) from Operations ................        $  (226,940)        $  (357,098)        $  (554,748)        $  (732,969)

Other Income (Expenses):
  Interest Income ............................                855              12,559               4,230              62,771
  Interest Expense ...........................            (18,122)            (26,129)            (59,137)            (76,633)
                                                      -----------         -----------         -----------         -----------
                                                          (17,267)            (13,570)            (54,907)            (13,862)

Income/(Loss) Before Income Taxes ............        $  (244,207)        $  (370,668)        $  (609,655)        $  (746,831)
Provision for Income Taxes ...................               --                  --                  --                  --
                                                      -----------         -----------         -----------         -----------

Net Income/(Loss) ............................        $  (244,207)        $  (370,668)        $  (609,655)        $  (746,831)

Retained Earnings/(Accum. Deficit), Beg. ......         (2,940,940)         (1,925,233)         (2,575,492)         (1,549,060)
                                                      -----------         -----------         -----------         -----------

Retained Earnings/(Accum. Deficit), End ......         (3,185,147)        $(2,295,891)         (3,185,147)        $(2,295,891)
                                                      -----------         -----------         -----------         -----------

Earnings Per Share ...........................        $     (0.04)        $     (0.08)        $     (0.11)        $     (0.16)
                                                      -----------         -----------         -----------         -----------





*RESTATED FOR PRIOR PERIOD ADJUSTMENT - SEE NOTE 13.

              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.

                         Statement of Cash Flow For The
                                Nine Months Ended
                           September 30, 2002 and 2001

                                   (unaudited)
                                                             2002               2001*
                                                          ----------         ----------
Cash Flow From (For) Operating Activities:
Net Income/(Loss) From Operations ...........        $    (609,655)        $  (746,831)
  Add/(Deduct) Items Not Affecting Cash:
     Depreciation/Amortization ................             23,548              24,018
     Stock Compensation .......................               --               160,450
  Changes in Operating Assets and Liabilities
     Marketable Securities ....................               --                 8,320
     Accounts Receivable ......................             88,238             (50,604)
     Inventories...............................            (72,539)            (445,077)
     Accounts Payable .........................             53,507               3,907
     Other Assets/Liabilities .................             45,040              15,136
                                                       -----------         -----------

Net Cash Flow For Operating Activities ........           (471,861)         (1,030,681)
                                                       -----------         -----------

Cash Flows From (For) Investing Activities
  Addition of Machinery and Equipment .........            (87,721)            (84,258)
                                                       -----------         -----------

Net Cash Flow From Investing Activities .......            (87,721)            (84,258)
                                                       -----------         -----------

Cash Flow From (For) Financing Activities:
  Acquisition/(Payment) of Short/Long-Term Debt           (197,633)           (282,517)
  Issuance of Common Stock ....................              1,500             167,308
                                                       -----------         -----------

Net Cash Flow From (For) Financing Activities .           (196,133)           (115,209)
                                                       -----------         -----------

Net Increase/(Decrease) in Cash ...............           (755,715)         (1,230,148)
Cash Balance Beginning of Year ................            892,003           2,523,446

Cash Balance End of Third Quarter .............            136,288         $ 1,293,298
                                                       -----------         -----------


*RESTATED FOR PRIOR PERIOD ADJUSTMENT - SEE NOTE 13.


SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
-----------------------------------------

As of September 30, 2001, an aggregate of $296,130 of Convertible Long-Term Debt was converted into Common Stock.

As of September 30, 2002, an aggregate of $373,730 of Convertible Long-Term Debt was converted into Common Stock.

              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.

                              Notes to Consolidated
                              Financial Statements
                              For Nine Months Ended
                               September 30, 2002

                                   (unaudited)


(1)  Summary of Significant Accounting Policies.

     CASH - Includes Tech Labs' checking account at Hudson United Bank and money market accounts at Prudential Securities and Bear Stearns.

     REVENUE RECOGNITION - Tech Labs recognizes all revenues when orders are shipped.

     ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001 a physical inventory was taken and tested. No physical inventory was taken on September 30, 2002.

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

     INCOME TAXES - Income tax expense is based on reported income, and deferred tax credit is provided for temporary differences between book and taxable income.

     MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 at December 31, 2001, and $40,000 at September 30, 2002.

(2) Inventories. Inventories at December 31, 2001, and September 30, 2002, were as follows:

                                                       2001            2002
                                                   -----------     ------------
         Raw Materials & Finished Components       $  993,666       $ 1,095,044
         Work in Process & Finished Goods           1,081,813         1,052,974
                                                   ----------       -----------
                                                   $2,075,479       $ 2,148,018
                                                   ==========       ===========

(3)  Income/(Loss) Per Share.

     Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding for the first nine months and the third quarter of 2002.

     Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes and all outstanding options and warrants. However, due to Anti-Dilution, these assumed conversions have been excluded.

                                        Three Months Ended    Nine Months Ended
                                        SEPTEMBER 30, 2002    SEPTEMBER 30, 2002

Net Income for the Calculation of EPS        (244,207)              (609,655)
                                             --------               --------
Shares for Computation of EPS               5,389,024              5,389,024
                                            ---------              ---------

(4)  Income Taxes.

     Since the Company has an operating loss carryforward of $3,150,073 as of December 31, 2001, no interperiod tax allocation was made.

(5)  Current Portion of Long-Term Debt.

     Loans payable to banks were as follows for the periods indicated:

                                                INTEREST     CURRENT     NON-CURRENT
PERIOD ENDED               PAYEE                 RATE        AMOUNT        AMOUNT
------------               -----                 ----        ------        ------
2001                   Hudson United Bank    Prime + 1.5%    $33,347          ---
March 31, 2002         Hudson United Bank    Prime + 1.5%    $33,074          ---
June 30, 2002          Hudson United Bank    Prime + 1.5%    $32,661          ---
September 30, 2002     Hudson United Bank    Prime + 1.5%    $32,102          ---

Marketable securities are pledged as collateral on the above loan.

(6)  Short-Term Loans Payable.

     Demand loans payable include loans from third parties. The outstanding loan balance due as of December 31, 2001, was $63,789, $53,427 as of March 31, 2002, $49,872 as of June 30, 2002, and $53,231 as of September 30, 2002. The annual interest rate for these loans ranged between six percent (6%) and ten percent (10%). In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid; $50,000 remains outstanding and is due December 31, 2002.

(7)  Common Stock.

     In 1999, Tech Labs filed a registration statement with respect to a self-underwritten public offering to raise between $2,000,000 (minimum) and $3,500,000 (maximum). This offering was completed on May 3, 2000, for total proceeds of $2,273,723.

(8)  Commitments and Contingencies.

     In 1997, the Company entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment, and Double T Sports, LTD., whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007, in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to the Company and 30% to FUA until March 2001. Thereafter, until 2007, quarterly distribution will be based on pretax profits in excess of 15% being shared 70% to the Company and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products the Company manufactures and sells. Since 1997, sales and distributions to FUA have been $1.4 million and $220,000.

(9)  Long-Term Convertible Debt.

     On October 13, 2000, the Company completed a $1.5 million financing of 6.5% convertible promissory notes (the "Convertible Notes") due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. The Company disclosed all terms of this financing in Form 8-K filed on October 18, 2000. As of September 30, 2002, $373,730 of principal on the Convertible Notes has been converted into shares of the Company's common stock.

(10) On January 11, 2002, the Company entered into a redemption and conversion agreement concerning the Long-Term Debt referenced in Note (9). An Event of Default, as defined in the Convertible Notes occurred on January 25, 2002, when the Company was unable to make the first payment of $750,000 to the holders of the Notes.

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

(11) Subsequent Events.

(A) On August 2, 2002, the Company announced that an Event of Default occurred on the Convertible Notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continues to seek a cure for the default with the holders of the Convertible Notes.

(B) On November 13, 2002, the Company received a letter from one of the holders of the Convertible Notes demanding payment on November 30, 2002 of liquidated damages in the amount of $40,700 and accrued interest on its Convertible Note of $51,762.

(12) Going Concern.

     As a result of operating losses and negative cash flows experienced during 2001 and 2002, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about the Company's ability to continue as a going concern.

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

FULL YEAR 2001
--------------

Closing Balance Retained Earnings as reported                                            $(2,406,542)
Adjustment referenced above                                                                 (168,950)
                                                                                            ---------

Revised December 31, 2001, Closing Balance of Retained Earnings                          $(2,575,492)

Net Loss first nine months 2002                                                             (609,655)
                                                                                        -------------

June 30, 2002, Retained Earnings after Prior Period Adjustment                           $(3,185,147)
                                                                                         ============

     For  comparative  purposes,  the nine months ended September 30, 2001, have
been  re-stated  and  are  so  noted  in  the  Company's   financial   statement
presentation in this Form 10-QSB.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
           of Operations.

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2001.

     QUARTER ENDING SEPTEMBER 30, 2002, COMPARED TO QUARTER ENDING SEPTEMBER 30,
     ---------------------------------------------------------------------------
2001.
----
     Sales were $42,597 for the third quarter of 2002 as compared to $81,802 for the similar period of 2001. This decrease is due to the Company suffering the effects of the economic downturn which began in 2001.

     Cost of sales of $20,376 for the third quarter of 2002 declined by $14,591 compared to the same period of 2001, primarily due to sales declines. The Company has reduced factory payroll to the bare minimum but remains operationally viable.

     Selling,  administrative,   and  general  expenses  decreased  by  $151,772
compared to the same period of 2001 due to severe reductions in SG&A payroll, legal fees, and outside consulting fees.

     Income from operations of ($244,207) increased $126,461 compared to a loss of ($370,668) for the prior period as a direct result of the Company cutting factory and SG&A payroll. The Company is essentially operating in a minimum expense mode, and will continue to do so until the downturn ends.

     NINE MONTHS ENDING SEPTEMBER 30, 2002, COMPARED TO YEAR ENDING DECEMBER 31,
     ---------------------------------------------------------------------------
2001.
-----
SIGNIFICANT CHANGES

     During the first nine months of 2002, the Company continues to suffer from the current economic downturn.

     Cash Flow for the first nine months of 2002 was negative ($755,715) as a result of the economic downturn.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities utilized cash of $(471,861) during the nine months ended September 30, 2002, as compared to utilizing cash of $(1,030,681) during the nine months ended September 30, 2001.

     During the first nine months of 2002, as a result of the economic downturn, the Company suffered severe operating losses and negative cash flows which impaired its liquidity position and caused the Company to default on certain convertible notes issued in October 2000. As of September 30, 2002, the outstanding balance owed on the convertible notes was $1,133,339.

     As a result of operating losses and negative cash flow experienced during 2002, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

Item 3. Controls and Procedures.

     (a)  Evaluation of disclosure controls and provisions.

          Based on their evaluation of our disclosure controls and procedures conducted within ninety (90) days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934) are effective.

     (b)  Changes in internal controls.

          There were no significant changes in our internal controls or in other factors that could significangly affect these controls subsequent to the date of their evaluation.

                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     On July 31, 2002, Tawfik Khalil and Amneh Khalil filed a lawsuit in the Superior Court of Passaic County, New Jersey, against Glen Venza, a Company employee, Tech Labs, and certain other parties for property damages and personal injuries. The case arose from a car accident involving Mr. Venza and the plaintiffs, which occurred while Mr. Venza was performing certain duties for Tech Labs in a vehicle Mr. Venza borrowed from a third party. Tech Labs has only been named as a party to the personal injuries, and not for property damages, and believes it is covered for the accident by its insurance policy.

Item 3. Defaults Upon Senior Securities.

     On August 2, 2002, the Company announced that an Event of Default occurred under the terms of the Convertible Notes. The Company was unable to have its registration statement filed April 5, 2002, declared effective by June 29, 2002, as required by the terms of the amended redemption and conversion agreement the Company entered into with the noteholders on April 19, 2002 (the "Amended Redemption Agreement"), and was unable to reach a new agreement with the noteholders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement.

     Under the terms of the Convertible Notes, the Company is required to maintain an effective registration statement covering the shares of the Company's common stock underlying the Convertible Notes. Under the terms of the Amended Redemption Agreement, the Company had until June 29, 2002, in order to have its registration statement declared effective.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

     99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

     On July 8, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that it had entered into an agreement pursuant to which the holders of its Convertible Notes agreed to waive any defaults until July 15, 2002, that may otherwise have occurred under the Amended Redemption Agreement in order to allow the parties time to negotiate revised terms of their agreement.

     On July 18, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that it had entered into an agreement pursuant to which the holders of its Convertible Notes agreed to waive any defaults until July 30, 2002, that may otherwise have occurred under the Amended Redemption Agreement in order to allow the parties time to negotiate revised terms of their agreement.

     On August 6, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that an Event of Default occurred under its outstanding Convertible Cotes. The Event of Default occurred due to the fact that the waiver the Company had been granted by noteholders waiving any event of default under the notes, including the requirement to have declared effective on or before June 29, 2002, the registration statement covering the shares underlying the Convertible Notes had expired without the Company and the noteholders having reached a new agreement.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 19, 2002

                                             TECH LABORATORIES, INC.



                                             By: /S/ BERNARD M. CIONGOLI
                                                 -------------------------------
                                                 Bernard M. Ciongoli
                                                 Chief Financial Officer
         (Principal Financial Officer and Chief Accounting Officer)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Bernard M. Ciongoli, President, Chief Executive Officer, and Chief Financial Officer of Tech Laboratories, Inc. certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  for  the  Tech
     Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 19, 2002


               By: /S/ BERNARD M. CIONGOLI
               --------------------------------------------------
               President, Chief Executive Officer, and Chief Financial Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tech Laboratories, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard M. Ciongoli, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ BERNARD M. CIONGOLI
-----------------------
Bernard M. Ciongoli
President, Chief Executive Officer, and Chief Financial Officer

November 19, 2002