Form 10KSB
period 2002-12-31
TECH LABORATORIES INC
filed 2003-04-15
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

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

                           Yes [X]          No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $ 408,258

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On April 8, 2003, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $47,539.

The number of shares of common stock outstanding as of April 8, 2003: 5,522,416

Transitional Small Business Disclosure Format (check one):    Yes [_]    No [X]


                                              TECH LABORATORIES, INC.

                                                    FORM 10-KSB

                                                 Table of Contents

                                                                                                               Page

Part I..........................................................................................................  1
     Item 1.    Description of Business.........................................................................  1
     Item 2.    Description of Property.........................................................................  6
     Item 3.    Legal Proceedings...............................................................................  7

Part II.........................................................................................................  7
     Item 4.    Submission of Matters to a Vote of Securityholders..............................................  7
     Item 5.    Market for Common Equity and Related Stockholder Matters........................................  7
     Item 6.    Management's Discussion and Analysis or Plan of Operation.......................................  9
     Item 7.    Financial Statements............................................................................ 11
     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........III-1

Part III......................................................................................................III-1
     Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act..............................................................................III-1
     Item 10.   Executive Compensation........................................................................III-1
     Item 11.   Security Ownership of Certain Beneficial Owners and Management................................III-1
     Item 12.   Certain Relationships and Related Transactions................................................III-1
     Item 13.   Exhibits and Reports on Form 8-K..............................................................III-1
     Item 14.   Evaluation of Disclosure Controls and Procedures..............................................III-4

SIGNATURE PAGE................................................................................................III-5

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

                                     Part I

Item 1.  Description of Business.

                                    BUSINESS

General

         Tech Laboratories, Inc. ("Tech Labs" or the "Company") manufactures and sells various electrical and electronic components. During 2002, we marketed and continued to develop DynaTraX(TM) high-speed digital switch matrix system, an electronic switching unit for network management and security. This equipment manages video and data transmissions on a network.

Historical Business

         We also manufacture and sell standard and customized transformers, and rotary switches, the latter of which products permits an electrical signal to be diverted from point A to point B. Approximately 10% of our products are manufactured for military applications.

         We sell our switch and transformer products in the electronics and electrical industries, primarily as a contract manufacturer for other companies or for inclusion in OEM products. We market our products in these industries in the United States. This is a mature market. Competition is on the basis of price and service. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

Industry

DynaTraX(TM) Networking Management and Maintenance Technology

         Tech Labs manufactures, markets, and sells a product which it believes will create a new paradigm on automating and securing high-tech networks at the physical layer. Our product, DynaTraX(TM), a patented, high-speed digital matrix cross-connect switch with a dynamic new technology, can significantly reduce network downtime and achieve substantial cost savings in data and telecommunications networking environments. DynaTraX(TM) has the ability to create a critical and meaningful solution to stop hackers from intruding into networks and, thereby, to thwart cyber- terrorists. DynaTraX(TM) electronically disconnects a hacker, detected by Intrusion Detection Software, and reconnects the hacker to a simulated network within 60 - 90 nanoseconds and allows the user to hold and trace the hacker.

         On September 19, 2002, the United States Patent and Trademark Office published our patent application for the use of our DynaTraX(TM) technology to provide Positive Network Access Security control to prevent hacker attacks from causing extensive harm to network services and systems.

         Employing this physical layer security solution allows the user/system to automatically disconnect circuits under attack from an unauthorized user by quickly rerouting the hacker to a honey pot (track, trace & locate) simulator network system to capture the intruder. The ability to automate creates a self-healing environment for next generation robust high-tech communication network.

         The DynaTraX(TM) switch provides network administrators with the unique capability to remotely manage and maintain the "physical level" (the actual physical connectivity) of their networks from virtually any computer with a few clicks of a mouse on a user-friendly graphical user interface (GUI). This technology allows administrators to quickly and efficiently perform physical changes electronically to repair networking problems (such as loss of connectivity resulting in the need to move a cable to a different hub), or to perform network reconfigurations (moves, adds or changes) to distribution equipment such as computers and telecommunications devices. No longer does a technician have to be dispatched to a telecommunication closet to resolve most networking problems, or to provide changes to users' existing services on the network.

         Examples of where the DynaTraX(TM) has been found to be particularly cost effective include: (1) active large remote corporate locations with minimal or no IT personnel where expensive outside technicians must often be dispatched to resolve problems or other requests; and (2) locations where very frequent movement of personnel occurs, such as in the military or at a convention center where network reconfigurations are frequently required. Reconfigurations are expensive with costs ranging from $50 to $200 on-site, and two to ten times that for off-site reconfigurations, versus virtually no cost if a DynaTraX(TM) is utilized. These figures do not include potential losses in productivity and revenues associated with extended downtimes.

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

         Since launching its marketing campaign on a limited basis in early 2001, the DynaTraX(TM) has been reviewed favorably, particularly from the U.S. military which frequently moves personnel and performs routine networking changes for security purposes. DynaTraX(TM) has been tested and purchased by the U.S. Air Force and the U.S. Navy for inclusion in government projects. Prominent commercial users of the DynaTraX(TM) include Global Crossing Inc, Nortel Networks, Allied Irish Bank, Sanko Telecom of Japan, and Blue Cross of Florida.

         Tech Labs' long-term growth strategy includes development of DynaTraX's(TM) technological capabilities, and, concurrently, product integration and establishment of strategic partnerships with world-class software and hardware vendors (especially enterprise management software providers in the short term). With the use of our newly developed API (Application Programmable Interface), vendors can write scripts to DynaTraX(TM) allowing automatic reconfiguration.

         Tech Labs has established relationships with key businesses in this field, including Computer Associates Inc. and EMC2 Inc., particularly in relation to the DynaTraX(TM) Enterprise Management Solution "DEMS". DEMS elevates the current DynaTraX(TM) electronic patching system to an interactive intelligent enterprise management "Virtual Technician" system. The Virtual

Technician dramatically reduces the need for on-site technicians to perform physical layer tasks, which can now be performed electronically from a remote location (i.e., remotely testing network circuits, reconnecting equipment and circuits, rapidly recovering from a critical network failure, capturing and trapping hackers). Our goal is to further enhance the DEMS technology beyond the Virtual Technician application to a system that will perform "self healing" (self-repair) network functions. Current and future products derived from the DynaTraX(TM) will position the Company, we believe, as a provider of state-of-the-art network enterprise management solution systems. We believe we will expand from this base to become a recognized provider of enhanced networks and integrated (voice/data/video) Internet (IP) compatible, private customer-premise all-digital Automatic Call Directors, and PBX systems and networks.

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

         Infrared Intrusion Detection System or "IDS"

         As of January 2003, Tech Labs no longer has the exclusive right to manufacture and sell in the U.S., Canada, and South America the IDS products. Tech Labs, however, continues to sell its existing inventory of IDS products to the security and anti-terrorist industry. During 2002, the Company sold approximately $230,000 worth of IDS products to military, other governmental and commercial users.

Marketing Strategies

         Marketing. Subject to available resources, we will employ a marketing program consisting of:

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

         Building Sales and Sales Leads. In addition to the already existing networks of existing and potential clients known by the Company's managers and resale channel partners, Tech Labs will also embark on a promotion program consisting of advertising in trade journals, trade show participation and mailing campaigns. The Company is establishing itself as a certified approved partner of large Enterprise Management systems providers, as well as large networking equipment companies where there is a fit for integrating the Company's technology with these companies' technologies and products.

         Advertising. This will be a program for both commercial and military markets involving a focused DynaTraX(TM) Enterprise Management Solution campaign in trade magazines, including commercial and government oriented trade magazines.

         Trade  Shows.   The  Company  hopes  to  participate  in  industry  and
         government focused trade shows.

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

Marketing Channels

         The sales infrastructure for DynaTraX(TM) will include, as funds become available, a three-tier sales organization structure comprised of a senior company sales executive managing up to six "market area" sales managers and several resale channels in each area. These market areas will be located in the following general regions: East Coast, Southwest, Mid West, West Coast, and Northwest. Market territories will be selected based on the projected number of commercial and government organizations considered to be primary target customers. These regional areas will be further broken down to several "channel sales territories".

         The first market area to be developed is the East Coast but due to economic factors and conditions has been delayed. The Company will recommence the build-up of the East Coast region upon sufficient resources becoming available. The goal is to have a minimum of three regional territory sales managers in each market area. For example, on the East Coast, the Company will set up managers in the Northeast, New York City/New Jersey Metro region, Mid-Atlantic - Washington DC region, and Southeast - Orlando/Tampa Florida region.

U.S. Military

         The Department of Defense is presently under a mandate from the President and Congress to minimize costs and maximize efficiency. The military, unlike commercial organizations, will encourage, we believe, the use of new technology such as DEMS to improve productivity, operations and reliability. The specific military business opportunities the Company is targeting includes:
Improving IT network management and maintenance capabilities; supporting "rapid deployment" for configuring networks and for recovering from network disasters; having current and accurate information about network configurations, connected assets and usage statistics; preventing hackers or other type of unauthorized attempts from gaining access to network resources, and then identifying and capturing them.

Non-military Government Agencies

         These government organizations primarily contract out their network support operations. They are under significant pressure to reduce staff and costs while also being asked to do more. In order to achieve these mandates, agencies will have to rely on new technology such as DEMS that can help improve their productivity while at the same time increase network services and reliability. In addition, government agencies are also being challenged by Congress regarding their poor track record on protecting their information and network resources against hackers and other unauthorized users.

Commercial Organizations

         Opportunities include large organizations with many regional business offices and/or local call centers (remote office operations) as well as mid-size organizations with medium size headquarters and small remote branch operations. Included in this group are Fortune 1000 service organizations (banks, financial investment companies, medical insurance companies, large retail operations, etc.) that have regional operations and rely on territory branch offices to sell their products or services to their customers, and organizations that have a need to change their network arrangement "churn" to support relocating personal or to service temporary users of their facilities. In addition to relying on their networks to conduct business, these organizations also have a need to protect the network resources and customer information from hackers and other unauthorized users.

Source of Supply

         Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have multiple sources of supply for each part, component, or service, and during the years ended December 31, 2002 and 2001, cannot characterize any particular company as being our "largest" supplier. We have no long-term agreements with any of our suppliers.

Order Backlog

         The backlog of written firm orders for our products and services as of December 31, 2001, and December 31, 2002, was as follows:

         As of December 31, 2001:           $14,145

         As of December 31, 2002:           $30,015

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

         We also have been granted a patent from the U.S. Patent and Trademark office in connection with our Multi-protocol Cross Connect Switch.

         On September 19, 2002, the U.S. Patent Office published our patent application for the use of our DynaTraX(TM) technologies to provide Positive Network Access Security control to prevent an unauthorized hacker attack to network services and systems. Tech Labs Positive Access Security System works with the DynaTraX(TM) digital cross-connect physical layer switch. This security physical layer enhancement solution allows the ability to automatically disconnect circuits detected to be under attack from an unauthorized user (hacker) and capture the hacker by quickly rerouting the circuit the hacker is on to a honey pot (track, trace and locate) simulator network system. As an integral part of an existing or new Enterprise Management System's security, the DynaTraX(TM) Enterprise Management System software will quickly respond to an SNMP alarm instruction by having the DynaTraX(TM) switch disconnect the circuit being used by a hacker within 90 nanoseconds.

Employees

         We have three full-time employees, one of whom is an engineer and two are officers, one of whom is also an engineer. We also employ eight part-time workers, one of whom performs clerical services and the others as production workers.

Item 2.  Description of Property.

         Our corporate headquarters and manufacturing facility is located in North Haledon, New Jersey. Our primary manufacturing and office facility is a one-story building that is adequate for our current needs. We lease this facility of 8,000 square feet, from a non-affiliated person, under a lease that ends in April, 2007. The annual base rent is $56,400 until April 2004, $57,600 from May 2004 until April 2006, and $58,800 from May 2006 until April 2007, and includes property taxes and other adjustments. We believe our premises are adequate for our current needs and that if and when additional space is required, it would be available on acceptable terms.

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

Item 3.  Legal Proceedings.

Litigation

         We are involved in a lawsuit arising from a letter of intent relating to a small potential transaction we did not complete because we believed there were misrepresentations made to us. The suit was filed against us by a former employee of Tech Labs in 1995. We believe that the outcome is likely to be favorable, but that our maximum liability if we do not prevail would be $30,000. The suit was transferred to arbitration, but the arbitrator never issued a ruling because the plaintiff never paid the arbitration fee.

         On July 31, 2002, Tawfik Khalil and Amneh Khalil filed a lawsuit in the Superior Court of Passaic County, New Jersey, against Glen Venza, a Company part-time employee, Tech Labs, and certain other parties for property damages and personal injuries. The case arose from a car accident involving Mr. Venza and the plaintiffs, which occurred while Mr. Venza was performing certain duties for Tech Labs in a vehicle Mr. Venza borrowed from a third party. Tech Labs has only been named as a party to the personal injuries, and not for property damages, and believes it is covered for the accident by its insurance policy.

         A lawsuit was filed against a subsidiary of the Company, Tech Labs Community Networks, Inc. ("TLCN"), in the Superior Court of New Jersey, Passaic County, on February 20, 2003, claiming that the plaintiff delivered certain goods and services to TLCN and is owed $23,856, plus interest and attorney fees. We disagree that any goods or services were contracted to be provided by the plaintiff, and believe we will prevail in this litigation.

                                     Part II

Item 4.  Submission of Matters to a Vote of Securityholders.

         None.

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

TCHL COMMON STOCK

                                                                   CLOSING BID           CLOSING ASK
                                                              --------------------- --------------------
                                                            HIGH              LOW           HIGH           LOW
                                                            ----              ---           ----           ---
YEAR ENDING DECEMBER 31, 2003
First Quarter........................................       .02              .015             .05          .02
YEAR ENDING DECEMBER 31, 2002
-----------------------------
First Quarter .......................................       .50              .16              .59          .19
Second Quarter.......................................       .28              .16              .34          .18
Third Quarter........................................       .16              .025             .18          .08
Fourth Quarter.......................................       .12              .02              .18          .055
YEAR ENDING DECEMBER 31, 2001
First Quarter .......................................      1.625            0.71875          1.75         0.875
Second Quarter.......................................       .75              .43              .875         .50
Third Quarter........................................       .60              .27              .73          .32
Fourth Quarter.......................................       .51              .28              .56          .34

As of April 8, 2003, there were 248 holders of record of our common stock.

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

         3. In March 2001, we issued to Ed Branca, a former employee of Tech Labs Community Networks of Southeast, Inc., a subsidiary of Tech Labs, 10,000 shares. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares were issued to Mr. Branca in consideration of his services. Mr. Branca had complete access to all relevant information regarding Tech Labs.

         4. In January 2001, we issued to Barry Bendett, a former consultant to Tech Labs, 65,000 shares pursuant to terms of a consulting agreement. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. Mr. Bendett is a sophisticated investor and has complete access to all relevant information regarding Tech Labs.


         5. In November 2000, we issued to Barry Bendett options to purchase 100,000 shares at $4.00 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. Mr. Bendett is a sophisticated investor and had complete access to all relevant information regarding Tech Labs.

         6. In October 2000, we issued a $1,500,000 principal amount convertible notes which was due on October 13, 2002 to certain accredited investors. The issuance of the note was made pursuant to Rule 506 of Regulation D under the Securities Act.

         7. In October 2000, we issued warrants to purchase 412, 500 shares of our common stock to accredited investors in connection with the issuance of certain 6.5% convertible notes. The issuance of the warrants was made pursuant to Rule 506 of Regulation D under the Securities Act.

         8. In July 2000, we issued 25,000 shares and an option to purchase 100,000 shares at $5.75 per share for a term of three years to m3communications, Inc. pursuant to an asset purchase agreement between Tech Labs, Tech Labs Community Networks of the Southeast, Inc. and the shareholders of
m3communications, Inc. The issuance of the securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

         9. In June 2000, we issued 25,000 shares to Nathan Perlmutter pursuant to a convertible note agreement dated September 5, 1997 which note was issued as part of a private placement conducted pursuant to Rule 504 of Regulation D in 1997.

         10. In  July 2000,  we issued  20,000  shares to Louis  Tomasella,   a
former director of Tech Labs, pursuant to Mr. Tomasella's exercise of stock options granted to him under the Tech Labs stock option plan.

In addition, the Company transmitted a memorandum to Jeffrey Langsberg in which it represented that in consideration for certain services, 200,000 shares of the Company`s Common Stock would be issued to Bressner Partners Ltd. The Company has never issued these shares because it believes Mr. Langsberg never satisfied his obligations. Mr. Langsberg has, however, made a claim for the 200,000 shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

         We were incorporated in 1947 as a New Jersey corporation. Our focus has historically been the design, manufacture, and sale of rotary switches. Switches have been a significant part of our revenue for five decades. In 1995, to augment revenues, we sought business in transformers and contract manufacturing. In 1998, we made a shift to new product development. In 1998, we also made our first sales of the IDS product, and in April of 1999, we completed the acquisition of the DynaTraX(TM) switch and technology. We will continue to focus on DynaTraX(TM) sales and development of additional products using these technologies.

         The following table sets forth the components of our revenues for each of our major business activities in 2000, 2001, and 2002, and their approximate percentage contribution to revenues for the period indicated:

PRODUCT TYPE                  2000        % of Revenue      2001      % of Revenue       2002    % of Revenue
------------                  ----        ------------      ----      ------------       ----    ------------
Switches                  $  400,082          39.3%    $  306,678       53.9%         $ 112,786     27.6%
IDS Sensors                  472,374          46.4%       156,409       27.6%           256,711     62.9%
Transformers/Coils            41,849           4.1%        46,111        8.1%            35,357      8.6%
Contract Manufacturing       103,213          10.2%        58,885       10.4%             3,404      0.9%
                          ----------         ------     ---------     -------         ---------  ------------
Totals                    $1,017,518         100.0%     $ 568,083      100.0%         $ 408,258    100.0%
                          ==========         ======     =========      ======         =========  ============

         The following table sets forth the percentages of gross profit for each of our major business activities in 2000, 2001, and 2002:

                                                           Year Ended December 31,
                                         --------------------------------------------------------
PRODUCT TYPE                          2000       2001    Net Change     2001        2002      Net Change
------------                          ----       ----    ----------     ----        ----      ----------
Switches                              79.3%      72.2%     (7.1%)      72.2%        75.4%       3.20%
IDS Sensors                           55.5%      57.6%      2.1%       57.6%        57.4%       (.02%)
Transformers/Coils                    49.1%      41.6%     (7.5%)      41.6%        54.4%       12.8%
Contract Manufacturing                31.0%      50.1%      19.1%      50.1%           *       (50.1%)
Unallocated company expenses,
 including physical inventory
 adjustments factory overhead and
Inventory Write-Down                 (26.2%)    (26.6%)    (0.4%)     (26.6%)     (165.2%)    (136.8%)
Total company gross profit %          36.0%      36.8%      0.8%       36.8%           *

         * - Negative Percentage

         We have continued to shift out of the subcontracting and transformer business which provides low gross profit margins, for higher gross profit margin products. While rotary switches produce high gross profits, demand for rotary switches is low.

         We have gradually shifted our product offering from less profitable to more profitable proprietary products.

Results of Operations

2002 compared to 2001

         Sales were $408,258 for 2002 as compared to $568,083 for 2001 a decline of ($159,825) or (28.1%). The economy and the delay in sales to the Department of Homeland Security continues to have a dramatic negative impact on the Company.

         Cost of Sales of $828,194 includes a $500,000 write-down of obsolete and slow moving inventory. Without this write-down the Company gross profit was 19.6% which is a reduction from 2001 due to cost inefficiencies caused by declining sales.

         Selling and Administrative expenses declined $462,858 to $756,568, due to stock options expense recorded in 2001 plus a drastic reduction caused by declining sales as the Company operates in survival mode.

         Loss from operations increased by ($215,228) caused by declining sales, and Inventory write-down which were partially offset by selling and administrative expense reduction.

2001 compared to 2000

         Sales were $568,083 for 2001 as compared to $1,017,518 for the year ended 2000. The decline in sales of (55.8%) was a direct result of the economic downturn in 2001.

         Cost of sales of $355,754 for the year ended 2001 compared to $651,460 for the year ended 2000 declined due to the volume decrease. The Company's gross profit percentage improved to 36.8% even though volume declined.

         Selling, general, and administrative expenses increased by $400,874 in 2001 as compared to the prior period in 2000. This 49% increase was due to the Company's continuing efforts to secure short- and long-term financing in 2001 plus stock option expenses.

         Losses from operations of ($1,026,432) in 2001 increased by $587,605 compared to losses of ($418,655) for the prior period as a direct result of volume declines and expenses.

Liquidity and Capital Resources.

         During 2000 we completed two significant transactions that improved our liquidity. On May 3, 2000 we completed an offering of our common stock to the public pursuant to a registration statement on Form SB-2. We sold to the public an aggregate of 293,379 shares for gross proceeds of $2,273,723. Subsequently, on October 13, 2000 we completed a private placement, pursuant to Rule 506 of Regulation D, of convertible promissory notes for gross proceeds of $1,500,000.

         During 2001 and 2002 as a result of the economic downturn, we suffered severe operating losses and negative cash flows which impaired our liquidity position and caused a default on an underlying conversion and redemption agreement related to the convertible notes issued in October 2000. In 2002, Tech Labs' negative cash flow was primarily caused by operating losses plus the buildup of inventory in anticipation of increased sales of our high margin proprietary products which did not occur.

         Our inventories have increased. This increase is necessary to meet demand for our IDS sensor and DynaTraX(TM) products. In order that we are able to meet any anticipated purchase orders from the military, non-military governmental agencies and private industry, we must carry sufficient inventory.

         As a result of operating losses and negative cash flows experienced during 2001 and 2002, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

Factors that May Affect Future Events.

         The following factors, among others, could cause actual events and financial results to differ materially from those anticipated by forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

         On August 2, 2002, the Company announced that an Event of Default occurred under the terms of the Company's outstanding 6.5% convertible notes (the "Convertible Notes"). The Company was unable to have its registration statement filed April 5, 2002, declared effective by June 29, 2002, as required by the terms of the amended redemption and conversion agreement the Company entered into with the noteholders on April 19, 2002 (the "Amended Redemption Agreement"), and was unable to reach a new agreement with the noteholders prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement. Under the terms of the Convertible Notes, the Company is required to maintain an effective registration statement covering the shares of the Company's common stock underlying the Convertible Notes. Under the terms of the Amended Redemption Agreement, the Company had until June 29, 2002, in order to have its registration statement declared effective. The Company is presently in negotiations with the holders to cure the Event of Default, but no assurance can be given as to whether an agreement can be reached with the holders for mutually acceptable terms. If the holders accelerate payment of the principal and interest due under the Notes, the Company will be unable to make payment and may be forced into bankruptcy.

         We have no patent or copyright protection on our current products, other than aspects of the DynaTraX(TM) product and technology. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. Other than with regard to the DynaTraX(TM) patents, we intend to rely substantially on unpatented, proprietary information and know-how. We are also presently prosecuting the patent applications filed in the United States and the European Common Market.

         There is a risk that our current products may malfunction and cause loss of, or error in, data, loss of man hours, damage to, or destruction of, equipment or delays. Consequently, we, as the manufacturer of components, assemblies and devices may be subject to claims if such malfunctions or breakdowns occur. We are not aware of any past or present claims against us. We cannot predict at this time our potential liability if customers make claims against us asserting that DynatraX(TM), or other products fail to function. Since we have no insurance we could incur substantial expenses defending ourselves against a product liability claim.

         In connection with the acquisition of the DynaTraX(TM) technology, we acquired digital switches, finished products and parts from NORDX/CDT. We do not have insurance on that inventory. Damage or destruction of some or all of the inventory by fire, theft or by acts of nature would result in substantial losses and would harm our business.

         As a result of operating losses and negative cash flows experienced during 2001, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

Item 7.  Financial Statements.

Report of independent certified public accountants..............................................................F-1

Consolidated balance sheet for the years ended December 31, 2002, 2001, and 2000...........................F-2, F-3

Consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000.....................F-4

Consolidated statements of stockholders' equity for the years ended
December 31, 2002, 2001, and 2000...............................................................................F-5

Consolidated statements of cash flows for the years ended
December 31, 2002, 2001, and 2000...............................................................................F-6

Notes to consolidated financial statements................................................................F-7 - F-9

                         REPORT OF INDEPENDENT AUDITORS


                            Charles J. Birnberg, CPA
                            72 Rolling Views, Drive
                          West Paterson, New Jersey 07424


                                 April 14, 2003


To The Board of Directors of Tech Laboratories, Inc.

         I have audited the Balance Sheets of Tech Laboratories, Inc. as of December 31, 2000, 2001, and 2002, and the related Statements of Income and Retained Earnings, and Cash Flows for the years then ended. These financial statements are the responsibility of the company's management.

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

         Therefore, the financial statements in my opinion, present fairly the financial position of Tech Laboratories, Inc. as of December 31, 2000, 2001, and 2002, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         Sincerely,

                                         /s/ Charles J. Birnberg
                                         --------------------------------------
                                         Charles J. Birnberg
                                         Certified Public Accountant

Hackensack, New Jersey

                                              TECH LABORATORIES, INC.
                                                  BALANCE SHEETS
                                         DECEMBER 31, 2000, 2001, AND 2002

                                                      ASSETS

                                                                     2000              2001             2002
                                                                     ----              ----             ----
Current Assets:
    Cash....................................................     $2,523,446       $   892,003   $     28,343
    Marketable Securities,
                   (Note 1).................................         64,333            40,000         40,000
  Accounts Receivable, Net of Allowance
    of $25,000 in 2001 and 2002  . . .......................         93,952           112,200          6,144
    Inventories (Notes 1 & 2)...............................      1,286,838         2,075,479      1,735,633
  Prepaid Expense...........................................          4,055             6,303          6,303
                                                                -----------         ---------   ------------

       Total Current Assets.................................     $3,972,624        $3,125,985   $  1,816,423
                                                                 ----------        ----------   ------------

Property, Plant and Equipment at Cost (Note 1)
    Leasehold Improvements..................................          2,247             2,247          2,247
    Machinery, Equipment and Instruments ...................        467,100           524,730        600,000
    Furniture and Fixtures..................................         81,603            95,662        109,281
                                                                -----------         ---------   ------------
                                                                 $  550,950          $622,639   $    711,598

  Less: Accumulated Depreciation & Amortization.............        342,551           373,900        403,101
                                                                 ----------        ----------   ------------
    Net, Property, Plant and Equipment......................     $  208,399        $  248,739   $    308,497
                                                                 ----------        ----------   ------------
Other Assets................................................     $   12,059        $   12,059   $     12,059
                                                                 ----------        ----------   ------------

       Total Assets.........................................     $4,193,082        $3,386,783   $  2,136,979
                                                                 ==========        ==========   ============

                     The accompanying notes are an integral part of these financial statements



                                              TECH LABORATORIES, INC.
                                                  BALANCE SHEETS
                                         DECEMBER 31, 2000, 2001, AND 2002

                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                             2000             2001          2002
                                                                             ----             ----          ----
Current Liabilities:
    Defaulted Convertible Notes........................................ $       -0-     $  1,219,202   $ 1,151,756
    Current Portion of Long Term Debt (Note 5).........................      17,198           33,347        31,713
    Short-Term Loans Payable (Note 6)..................................      63,623           63,789        56,815
    Accounts Payable and Accrued Expenses..............................      32,961           82,224       141,915
    Other Liabilities..................................................       8,375            7,562        76,922
                                                                         ----------      -----------   -----------
       Total Current Liabilities                                        $   122,157      $ 1,406,124   $ 1,459,121
                                                                        -----------      -----------   -----------

Long Term Convertible Notes Payable.................................... $ 1,520,318              -0-           -0-

Stockholders' Investment:
    Common Stock, $.01 Par Value;
    10,000,000 Shares Authorized in 2001,
    25,000,000 Shares Authorized in 2002:
       4,790,942 Shares Outstanding in 2001 and
       5,522,416 Shares Outstanding in 2002............................ $    39,493      $    47,836    $   49,848
    Less: 15,191 Shares Reacquired and
    and Held in Treasury...............................................       (113)            (113)          (113)
                                                                        -----------      -----------    ----------
                                                                        $    39,380      $    47,723    $   49,735

    Capital Contributed in Excess of Par Value.........................   4,060,287        4,508,428     4,445,275
    Retained Earnings..................................................           0                0             0
    Accumulated Deficit................................................ (1,549,060)      (2,575,492)    (3,817,152)
                                                                        -----------      -----------    ----------
                                                                        $ 2,550,607      $ 1,980,659    $  628,123

   Total Liabilities and Stockholders' Investment...................... $ 4,193,082      $ 3,386,783    $2,136,979
                                                                        -----------      -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                              TECH LABORATORIES, INC.
                                             STATEMENTS OF OPERATIONS
                                         DECEMBER 31, 2000, 2001, AND 2002


                                                                     2000              2001 *           2002
                                                                     ----              ----             ----
Sales.......................................................   $  1,017,518      $    568,083     $   408,258
                                                               ------------      ------------     -----------
Costs and Expenses:
    Cost of Sales...........................................        651,460           358,754         828,194
    Selling, General and Administrative Expenses............        818,552         1,219,426         756,568
                                                               ------------      ------------     -----------
                                                                  1,470,012         1,578,180       1,584,762

Income/(Loss) From Operations...............................   $  (452,494)      $ (1,010,097)    $(1,176,504)
                                                               ------------      ------------     -----------

Other Income (Expenses):
  Interest Income...........................................   $     63,543      $     69,442     $    12,398
  Interest Expense..........................................       (29,704)          (85,777)         (77,554)
                                                               ------------      ------------     -----------
                                                               $     33,839          (16,335)         (65,756)
                                                                -----------      ------------     -----------

  Income/(Loss) Before Income Taxes.........................   $  (418,655)      $ (1,026,432)    $(1,241,660)
  Provision for Income Taxes (Notes 1 & 4)..................             --                --              --
                                                                -----------      ------------     -----------
Net Income/(Loss)...........................................   $  (418,655)      $ (1,026,432)    $(1,241,660)
  Accum. Earnings/(Deficit,) Beg. of Year...................   $(1,130,405)      $ (1,549,060)     (2,575,492)
                                                               ------------      ------------     -----------

  Accum. Earnings/(Deficit,) End of Year....................   $(1,549,060)      $ (2,575,492)     (3,817,153)
                                                               ------------      ------------     -----------

EPS.........................................................   $     (0.10)      $     (0.22)     $     (0.24)


* Re- Stated for prior period adjustment of $168,950
  For Stock option expense- See Note-12

   The accompanying notes are an integral part of these financial statements.

                                                  TECH LABS, INC.
                                         STATEMENT OF SHAREHOLDERS' EQUITY
                                            YEARS 2000, 2001, AND 2002


                                                                     Capital in
                                        Common Stock                  Excess of      Accumulated
                               Shares                  Amount         Par Value        Deficit             Total
                               ------                  ------         ---------        -------             -----
Balance
December 31, 2000              4,019,039          $    39,380       $ 4,060,287     $(1,549,060)        $ 2,550,607

Stock Issued                   1,087,568                8,343           279,191               --            287,534
Stock Options                         --                   --           168,950                             168,950

Net Income/(Loss)                     --                   --                --       (1,026,432)        (1,026,432)
                               ---------           ----------        ----------     ------------       ------------

Balance
December 31, 2001              5,106,607               47,723         4,508,428      (2,575,492)          1,980,659

Stock Issued                     415,809                2,012           (63,153)             --             (61,141)

Net Income/Class                      --                   --                --      (1,241,660)         (1,241,660)
                               ---------           ----------        ----------     ------------       ------------
Balance
December 31, 2002              5,522,416               49,735         4,445,275      (3,817,152)            677,858

   The accompanying notes are an integral part of these financial statements.

                                              TECH LABORATORIES, INC.
                                             STATEMENTS OF CASH FLOWS
                                         DECEMBER 31, 2000, 2001, AND 2002


                                                                     2000              2001 *           2002
                                                                     ----              ----             ----
Cash Flows From (For) Operating Activities:
    Net Income/(Loss) From Operations.......................   $  (418,655)      $ (1,026,432)      (1,241,660)

    Add/(Deduct) Items Not Affecting Cash:
    Depreciation/Amortization (Note 1)......................         28,389            31,349           29,201
    Stock Compensation                                                                168,950               --
     Inventory write-down-..................................             --                --          500,000
Changes in Operating Assets and Liabilities:
    Marketable Securities...................................        (2,880)            24,333              -0-
    Accounts Receivable.....................................       (36,255)          (18,248)          106,056
    Inventories.............................................      (470,135)         (788,641)         (160,154)
    Accounts Payable and Accrued Expenses...................      (227,784)            49,263           59,691
    Other Assets and Liabilities............................          5,185           (3,061)           69,360
                                                                -----------      ------------      -----------

Net Cash Flows For Operating Activities.....................   $(1,122,135)      $(1,562,488)         (637,506)
                                                               ------------      ------------      -----------

Cash Flows From (For) Investing Activities:
    Increase in Fixed Assets................................   $   (92,989)      $   (71,689)      $   (88,959)

Net Cash Flows From (For) Investing Activities..............   $   (92,989)      $   (71,689)          (88,959)
                                                               ------------      ------------      -----------

Cash Flows From (For) Financing Activities:
    Acquisition/(Repayment) of Short Term Debt..............   $  1,328,688      $  (284,800)      $  (304,503)
    Issuance of Common Stock................................      2,246,957           287,534          167,308
                                                               ------------      ------------      -----------

Net Cash Flows From (For) Financing Activities..............   $  3,575,645      $      2,734      $  (137,195)
                                                               ------------      ------------      -----------

Net Increase/(Decrease) in Cash.............................   $  2,360,521      $(1,631,443)      $  (863,660)
Cash Balance, Beginning of Year.............................        162,925         2,523,446          892,003
                                                               ------------      ------------      -----------

Cash Balance, End of Year...................................   $  2,523,446      $    892,003      $    28,343
                                                               ------------      ------------      -----------

* Restated for prior period adjustments - See note-13

As of December 31, 2002, an aggregate of $ 373,730 of Convertible Long term Debt was converted into Common Stock.

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH - Includes Tech Labs' checking account at Hudson United Bank plus a Demand Money Market Account at Prudential Securities and Bear Stearns.

         REVENUE RECOGNITION - Tech Labs recognizes all revenues when orders are shipped.

         ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

         INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2000, 2001, and 2002, physical inventories were taken and tested. At December 31, 2002, Inventories were written-down $500,000. This write-down was for obsolete and slow moving inventory as determined by company management.

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

         MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2001 and December 31, 2002.

(2)      INVENTORIES:

Inventories at December 31, 2000,2001 and 2002 were as follows:


                                                                   2000                 2001              2002
                                                                   ----                 ----         --------------

Raw Materials & Finished Components                           $     912,358         $     993,666    $      676,996
Work in Process & Finished Goods                              $     374,480         $   1,081,813    $    1,058,637
                                                                    -------             ---------         ---------
                                                              $   1,286,838         $   2,075,479    $    1,735,633
                                                                  ---------             ---------         ---------

(3)      INCOME/(LOSS) PER SHARE:

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

         Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2000, for the year ended December 31, 2001, and for the year ended December 31, 2002.

         Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.



                                        2000               2001 *                2002
                                        ----               ----                  ----
Net Income for the
Computation of Basic EPS              (418,655)          (1,026,432)          (1,241,660)
                                      =========          ==========           ==========
Shares for Computation of
Basic EPS                             3,834,485           4,562,823            5,156,679
                                      =========          ==========           ==========

* Restated for Stock option Expense of $ 168,950.

(4)      INCOME TAXES:

         At December 31, 2000, 2001, and 2002 the balance of operating loss carryforward was $2,292,591, and $3,150,073 and $ 4,391,733 respectively, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5)      CURRENT PORTION OF LONG-TERM DEBT:

         Loans payable to banks were as follows for the years indicated:

                                                                  CURRENT         NON-CURRENT
YEAR ENDED          PAYEE                   INTEREST RATE         AMOUNT               AMOUNT
2000                Hudson United Bank      Prime +1.5%           $17,198
2001                Hudson United Bank      Prime +1.5%           $33,347
2002                Hudson United Bank      Prime +1.5%           $31,713

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6)      SHORT-TERM LOANS PAYABLE:

         Demand loans Payable include loans from third parties. The outstanding loan balances due as of December 31, 2000, December 31, 2001 and December 31, 2002 was $63,623 for 2000, $63,789 for 2001 and $ 56,815 for 2002 which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002 and as in default.

(7)      COMMON STOCK:

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

         In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8)      COMMITMENTS AND CONTINGENCIES:

         In 1997 Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and Double T Sports LTD. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells. Since 1997, sales and distributions to FUA have been $1.4 million and $198,200, respectively. $13,000 of distributions are still owed.

(9)      LONG-TERM CONVERTIBLE DEBT:

         On October 13, 2000 Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of December 31, 2002, $373,730 of principal on the convertible notes has been converted into shares of Tech Labs' common stock.

(10) On January 11, 2002, Tech Labs entered into a conversion and redemption agreement concerning the Long- Term Debt referenced in Note (9). An Event of Default, as defined in the 6.5% convertible notes Tech Labs issued in October 2000, occurred on January 25, 2002, when Tech Labs was unable to make the first payment of $750,000 to the holders of the notes.

         On April 19, 2002, Tech Labs successfully negotiated a cure of the default referenced above. This cure required that Tech Labs' registration statement, filed with the Securities and Exchange Commission on April 5, 2002, covering the shares underlying the 6.5% convertible notes, to have been declared effective on or before June 29, 2002. If the registration statement was declared effective by such date and Tech Labs made certain payments described in Tech Labs' report on Form 8-K filed April 25, 2002, the maturity date of the 6.5% convertible notes would have been extended from October 13, 2002 to December 30, 2002.

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

(11)     GOING CONCERN:

         As a result of operating losses and negative cash flows experienced during 2001 and 2002. Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

(12) Prior Period Adjustment.

         Over the course of 2001, Tech Labs issued and distributed 170,000 shares of common stock to Mr. Barry Bendett pursuant to the terms of a consulting agreement the Company entered into with Mr. Bendett on November 13, 2000. Valuing these shares at their market value on their respective dates of issuance and distribution. Tech Labs should have expensed $168,950. This compensation was never expensed. This error is corrected as follows:

(13) Subsequent Event

         The Company signed a promissory note in the principal amount of $12,000 dated April 8, 2003 due May 8, 2003 at an interest rate of 10%.

FULL YEAR 2001
--------------

Closing Balance retained Earnings as reported                             $(2,406,542)
Adjustment referenced above                                                  (168,950)
                                                                          -----------

Revised December 31, 2001, Closing Balance of Retained Earnings           $(2,575,492)

Net Loss - 2002                                                            (1,241,660)
                                                                          -----------
December 31, 2002 , Retained Earnings after prior period Adjustment       $(3,817,152)
                                                                          -----------

                                       F-9

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

                                  EXHIBIT INDEX

3.1      Certificate of Incorporation.(1)
3.2      By-Laws of Tech Labs.(1)

                                     III-1

10.1 Amended Joint Marketing Agreement and Confidentiality and Manufacturing Agreement dated as of October 1, 1998, between Tech Labs and Elektronic Apparutebau Gmbh (EAG), W.T. Sports, Ltd. and FVA Safety Equipment, AG.(1)
10.2     Employment Agreement between Tech Labs and Bernard M. Ciongoli.(1)
10.3     First Amendment to Employment  Agreement  between Tech Labs and Bernard
         M. Ciongoli.(2)
10.4     Second Amendment to Employment  Agreement between Tech Labs and Bernard
         M. Ciongoli dated February 21, 2001.(10)
10.6     Patent and Trademark assignments.(1)
10.7 Consulting Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.8 Consulting Agreement dated March 22, 1999, between Tech Labs and MPX Network Solutions.(2)
10.9 Consulting Agreement dated June 2, 1999, between Tech Labs and Coby Capital Corporation.(2)
10.10 Assignment of Lease dated May 1, 1992 between William Tanis as Landlord, Forsee Corporation as Assignor and Tech Labs as Assignee.(2)
10.11 Asset Acquisition Agreement dated as of March 12, 1999, by and between NORDX/CDT, Inc. and Tech Labs.(2)
10.12    Tech Labs Stock Option Plan.(2)
10.13 Stock Option Agreement dated June 3, 1999, between Tech Labs and Coby Capital Corporation.(2)
10.14 Stock Option Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.15 Stock Option Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.16 Joint Marketing Agreement dated October 15, 1999, between Tech Labs and TravelNet Technologies, Inc.(3)
10.17 Promissory Note and Security Agreement dated October 25, 1999, between Tech Labs and Peter B. Hirschfield, Trustee, Olive Cox-Sleeper Trust dated 10/3/58 f/b/o Bert L. Atwater.(4)
10.18 Promissory Note dated December 13, 1999, between Tech Labs and Campbell Steward.(5)
10.19    Promissory Note dated December 15, 1999,  between Tech Labs and Herbert
         L. Camp, Esq.(5)
10.20 Promissory Note dated December 20, 1999, between Tech Labs and Thomas McKean, Esq.(5)
10.21 Shareholders Agreement dated June 23, 2000 by and between Tech Labs Community Networks, Inc., the Shareholders of M3Communications, Inc. and Tech Labs Community Networks of the South East, Inc.(5)
10.22 Warrant Agreement dated June 23, 2000 executed by Tech Labs and delivered to m3communications, Inc.(5) 10.23 First Amendment to Asset Purchase Agreement dated June 9, 2000 entered into by and between Tech Labs, M3communications, Inc. and the shareholders of M3.(5)
10.24 Consulting Agreement dated as of November 13, 2000 by and between Barry Bendett and Tech Labs.(5)
10.25 Subscription Agreement entered into between the subscribers and Tech Labs dated October 13, 2000.(6)
10.26 Common Stock Purchase warrant entered into between the warrant holders and Tech Labs dated October 13, 2000.(6)
10.27 Amendment to Consulting Agreement dated as of April 9, 2001, and retroactive from March 13, 2001, between Tech Labs and MPX Network Solutions.(7)
10.28 Amended and Restated Employment Agreement dated August 24, 2001, by and between the Company and Bernard Ciongoli.(8)
10.29 Conversion and Redemption Agreement dated January 11, 2002, by and between the Company and the holders of the 6.5% convertible promissory notes the Company issued in October 2000.(9)
10.30    Lease Modification dated February 27, 2002.
21.1     Subsidiaries of the Company.
99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------------


(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on July 9, 1999.
(2) Incorporated by reference from Amendment No. 1 Registrant's Registration Statement on Form SB-2, File No. 333-82595, effective February 3, 2000, filed on October 18, 1999.


                                     III-2

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

(8) Incorporated by reference from the Registrant's Quarterly Report filed on Form 10-QSB, File No. 000- 30172, filed on November 14, 2001.

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

           On July 8, 2002, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that it had entered into an agreement pursuant to which the holders


                                     III-3
of its 6.5% convertible promissory notes agreed to waive any defaults until July 15, 2002, that may otherwise have occurred under the Amended Redemption Agreement in order to allow the parties time to negotiate revised terms of their agreement.

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

Item 14.   Evaluation of Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                                     III-4

                             TECH LABORATORIES, INC.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2003                         TECH LABORATORIES, INC.


                                              By:   /s/ Bernard M. Ciongoli
                                                 ------------------------------
                                                   Bernard M. Ciongoli
                                                   President

         As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                Title                                   Date
---------                                                -----                                   ----
                                        President, Chief Executive Officer, Chief             April 15, 2003
/s/Bernard M. Ciongoli                  Financial Officer, and Director
--------------------------------------
Bernard M. Ciongoli
/s/ Earl M. Bjorndal                    Vice President and Director                           April 15, 2003
--------------------------------------
Earl M. Bjorndal

                                 CERTIFICATIONS

         I, Bernard M. Ciongoli, President, Chief Executive Officer, and Chief Financial Officer of Tech Laboratories, Inc. certify that:

         1. I have reviewed this annual report on Form 10-KSB for Tech Laboratories, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                                     III-5

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 15, 2003


                             By: /s/ Bernard M. Ciongoli
                                -----------------------------------------------
                                 President, Chief Executive Officer, and Chief Financial Officer


                                      III-6