Form 10KSB/A
period 2002-12-31
TECH LABORATORIES INC
filed 2003-04-30
CIK 96664

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On April 28, 2003, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $4,550.

The number of shares of common stock outstanding as of April 28, 2003: 5,522,416

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

         NAME                       AGE    TITLE

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

         Tech Labs' success depends, to a large extent, upon the continued efforts of Bernard M. Ciongoli, our president and chief executive officer. Mr. Ciongoli has an intricate understanding of Tech Labs, its business operations, and the technology underlying its products. It would be very difficult for Tech Labs to replace Mr. Ciongoli, and, accordingly, the loss of his services would be detrimental to our operations. We do not have key-man life insurance on Mr. Ciongoli. We do, though, have an employment agreement with Mr. Ciongoli.

         Expansion of our business, upon resources becoming available, will require additional managers and employees with industry experience. In general, only highly qualified managers have the necessary skills to develop and market our products and provide our services. Competition for skilled management personnel in the industry is intense, which may make it more difficult and expensive to attract and retain qualified managers and employees. Expansion of our business, upon available resources, will likely also require additional non-employee board members with business and industry experience. We do not, however, have directors' and officers' liability insurance, which may limit our ability to attract qualified non-employee board members.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than ten percent (10%) of its equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed.

         To the best of the Company's knowledge, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) shareholders were complied with in a timely manner with the exception of Form 4 and an amended Schedule 13D filed late on behalf of the Company's president, Bernard Ciongoli, which were required to be filed to reflect the vesting of certain stock options which had been previously granted to Mr. Ciongoli.

Item 10. Executive Compensation.

         The following table summarizes the compensation paid to or earned by our president. No other officer has received compensation in excess of $100,000 in any recent fiscal year.

                                             SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                  ANNUAL COMPENSATION                  COMPENSATION
                                                                                     SHARES OF COMMON
                                                                                      STOCK ISSUABLE
NAME AND 2002                                                                        UPON EXERCISE OF
PRINCIPAL POSITION                  YEAR              SALARY($)       BONUS($)            OPTIONS
------------------                  ----              ---------       --------            -------

Bernard M. Ciongoli                 2002             $132,000*              0                   0
President, Treasurer                2001             $135,000               0             600,000
                                    2000             $125,000               0             250,000

------------
* Pursuant to the terms of Mr. Ciongoli's employment agreement with the Company, Mr. Ciongoli was entitled to a salary of $150,000 in 2002. Because of the Company's financial difficulties, Mr. Ciongoli elected not to receive all of his salary in 2002. Since January 1, 2003 Mr. Ciongoli, morever, has elected not to receive any salary because of the Company's current financial difficulties. Mr. Ciongoli's unpaid salary is being accrued and shall be paid upon the Company's obtaining adequate resources.

                        OPTION GRANTS IN FISCAL YEAR 2002


         No options were granted to any named executive officer of Tech Labs in 2002.

         Tech Labs has entered into an  employment  agreement for a term of five
(5) years with Mr. Ciongoli, dated as of August 1, 2001, which agreement supersedes the employment agreement that was in effect with Mr. Ciongoli dated October 1, 1998, as amended June 18, 1999, and February 21, 2001. Mr. Ciongoli is compensated under the terms of the employment agreement at the base salary rate of $150,000 per annum. Mr. Ciongoli is also entitled to receive two percent (2%) of our sales in excess of $1,000,000 during any year he is employed by us. In addition, Mr. Ciongoli was granted an option, exercisable for five (5) years from the date of grant, to purchase up to 500,000 shares of stock at $.43 per share, which option vests in increments of 100,000 shares every six (6) months since February 1, 2002. The agreement is automatically renewable for three (3) years unless either party terminates the agreement in writing at least 180 days prior to the expiration of the initial term period.

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

NAME                                                                     NUMBER OF SHARES             % OF
                                                                              OWNED               COMMON STOCK
                                                                           BENEFICIALLY
Bernard M. Ciongoli                                                         1,432,666                22.15%
Earl Bjorndal                                                                273,444                 4.88%
Carmine O. Pellosie, Jr.                                                      60,000                 1.08%
Libra Finance, S.A.                                                          275,000                 4.74%
Celeste Trust Reg                                                            613,000                 9.99%
The Endeavour Capital Investment Fund, S.A.                                  613,000                 9.99%
Esquire Trade & Finance                                                      613,000                 9.99%
All officers and directors as a group (3 persons)                           1,757,110                28.11%

         Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

         o The information for Mr. Ciongoli includes 100,000 immediately exercisable options at $.9625 per share, 300,000 immediately exercisable options at $.50 per share, 300,000 immediately exercisable  options  at $.43 per share,  111,000  immediately exercisable options at $2.68125 per share, and 92,666 immediately exercisable options at $2.4375 per share.

         o The information for Mr. Bjorndal includes 75,000 shares issuable upon the exercise of immediately exercisable options granted under our 1996 stock option plan.

         o The information for Mr. Pellosie includes 20,000 shares issuable upon the exercise of immediately exercisable options granted under our 1996 stock option plan.

         o The number of shares beneficially owned by each of Celeste Trust Reg., The Endeavour Capital Investment Fund, S.A., and Esquire Trade & Finance may not exceed, by the terms of their Subscription Agreement with Tech Labs, 9.99% of the outstanding number of shares of common stock of Tech Labs. Beneficial ownership is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. At the present time, no more than an amount equal to approximately 613,000 shares may be converted by each of Celeste Trust Reg., The Endeavour Capital Investment Fund, S.A., and Esquire Trade & Finance
                  at any one time; provided, however, each of the above mentioned parties is not precluded from converting the maximum amount permissible under the Convertible Notes, immediately disposing of some or all of those shares and subsequently converting additional amounts remaining under the Convertible Notes. If the aforementioned parties engaged in such a practice or voided the 9.99% limitation, the
                  parties  would   be  entitled,  at  a   conversion  price  of
                  $0.00782, to  approximately 150,000,000  shares, which greatly exceeds the number of shares the Company is presently authorized to issue. If this occurred, the Company would be required to restructure the debt with the consent of the holders of the Convertible Notes and/or seek to obtain authorization from the Company's shareholders to increase the number of shares the Company is authorized to issue.

Item 12. Certain Relationships and Related Transactions.

         None.

Item 13.   Exhibits and Reports on Form 8-K.

           (a)    Exhibits.

           The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

                                  EXHIBIT INDEX

3.1      Certificate of Incorporation.(1)
3.2      By-Laws of Tech Labs.(1)

                                     III-1

10.1 Amended Joint Marketing Agreement and Confidentiality and Manufacturing Agreement dated as of October 1, 1998, between Tech Labs and Elektronic Apparutebau Gmbh (EAG), W.T. Sports, Ltd. and FVA Safety Equipment, AG.(1)
10.2     Employment Agreement between Tech Labs and Bernard M. Ciongoli.(1)
10.3     First Amendment to Employment  Agreement  between Tech Labs and Bernard
         M. Ciongoli.(2)
10.4     Second Amendment to Employment  Agreement between Tech Labs and Bernard
         M. Ciongoli dated February 21, 2001.(10)
10.6     Patent and Trademark assignments.(1)
10.7 Consulting Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.8 Consulting Agreement dated March 22, 1999, between Tech Labs and MPX Network Solutions.(2)
10.9 Consulting Agreement dated June 2, 1999, between Tech Labs and Coby Capital Corporation.(2)
10.10 Assignment of Lease dated May 1, 1992 between William Tanis as Landlord, Forsee Corporation as Assignor and Tech Labs as Assignee.(2)
10.11 Asset Acquisition Agreement dated as of March 12, 1999, by and between NORDX/CDT, Inc. and Tech Labs.(2)
10.12    Tech Labs Stock Option Plan.(2)
10.13 Stock Option Agreement dated June 3, 1999, between Tech Labs and Coby Capital Corporation.(2)
10.14 Stock Option Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.15 Stock Option Agreement dated March 10, 1999, between Tech Labs and Mint Corporation.(2)
10.16 Joint Marketing Agreement dated October 15, 1999, between Tech Labs and TravelNet Technologies, Inc.(3)
10.17 Promissory Note and Security Agreement dated October 25, 1999, between Tech Labs and Peter B. Hirschfield, Trustee, Olive Cox-Sleeper Trust dated 10/3/58 f/b/o Bert L. Atwater.(4)
10.18 Promissory Note dated December 13, 1999, between Tech Labs and Campbell Steward.(5)
10.19    Promissory Note dated December 15, 1999,  between Tech Labs and Herbert
         L. Camp, Esq.(5)
10.20 Promissory Note dated December 20, 1999, between Tech Labs and Thomas McKean, Esq.(5)
10.21 Shareholders Agreement dated June 23, 2000 by and between Tech Labs Community Networks, Inc., the Shareholders of M3Communications, Inc. and Tech Labs Community Networks of the South East, Inc.(5)
10.22 Warrant Agreement dated June 23, 2000 executed by Tech Labs and delivered to m3communications, Inc.(5) 10.23 First Amendment to Asset Purchase Agreement dated June 9, 2000 entered into by and between Tech Labs, M3communications, Inc. and the shareholders of M3.(5)
10.24 Consulting Agreement dated as of November 13, 2000 by and between Barry Bendett and Tech Labs.(5)
10.25 Subscription Agreement entered into between the subscribers and Tech Labs dated October 13, 2000.(6)
10.26 Common Stock Purchase warrant entered into between the warrant holders and Tech Labs dated October 13, 2000.(6)
10.27 Amendment to Consulting Agreement dated as of April 9, 2001, and retroactive from March 13, 2001, between Tech Labs and MPX Network Solutions.(7)
10.28 Amended and Restated Employment Agreement dated August 24, 2001, by and between the Company and Bernard Ciongoli.(8)
10.29 Conversion and Redemption Agreement dated January 11, 2002, by and between the Company and the holders of the 6.5% convertible promissory notes the Company issued in October 2000.(9)
10.30    Lease Modification dated February 27, 2002 was previously filed.
21.1     Subsidiaries of the Company.
99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 30, 2003                         TECH LABORATORIES, INC.


                                              By:   /s/ Bernard M. Ciongoli
                                                 ------------------------------
                                                   Bernard M. Ciongoli
                                                   President

         As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                Title                                   Date
---------                                                -----                                   ----
                                        President, Chief Executive Officer, Chief             April 30, 2003
/s/Bernard M. Ciongoli                  Financial Officer, and Director
--------------------------------------
Bernard M. Ciongoli

/s/ Earl M. Bjorndal                    Vice President and Director                           April 30, 2003
--------------------------------------
Earl M. Bjorndal

                                 CERTIFICATIONS

         I, Bernard M. Ciongoli, President, Chief Executive Officer, and Chief Financial Officer of Tech Laboratories, Inc. certify that:

         1. I have reviewed this annual report on Form 10-KSB/A for Tech Laboratories, Inc.;

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

Date:    April 30, 2003


                             By: /s/ Bernard M. Ciongoli
                                -----------------------------------------------
                                 President, Chief Executive Officer, and Chief Financial Officer


                                      III-6