Form 10QSB
period 2003-03-31
TECH LABORATORIES INC
filed 2003-05-20
CIK 96664

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

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

                                 Yes [X] No [_]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of May 19, 2003, there were 5,522,416 shares outstanding.

                             Tech Laboratories, Inc.

                                   FORM 10-QSB

                                Table of Contents


PART I FINANCIAL INFORMATION..................................................................................... 1

Item 1.  Financial Statements...................................................................................  1
         March 31, 2002 and 2003 Balance Sheet (unaudited)......................................................  1
         Statement of Operations March 31, 2002 and 2003 (unaudited)............................................  3
         Statements of Cash Flow March 31, 2002 and 2003 (unaudited)............................................  4
         Notes to Financial Statements..........................................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................  8
Item 3.  Controls and Procedures  .............................................................................   9

PART II.  OTHER INFORMATION.....................................................................................  9
Item 6.  Exhibits and Reports on Form 8-K.......................................................................  9

SIGNATURES.....................................................................................................  10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                             March 31, 2002 and 2003
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS

                                                                                    2002                  2003
                                                                                    ----                  ----
Current Assets:
  Cash                                                                          $  476,012             $   85,038
  Marketable Securities                                                             40,000                 40,000
  Accounts Receivable, Net of
       Allowance for Doubtful Accounts of $25,000                                  155,789                 28,887
  Inventories                                                                    2,243,180              1,655,386
  Prepaid Expenses                                                                   6,303                  6,303
                                                                                ----------            -----------

                 Total Current Assets                                           $2,921,284             $1,815,614
                                                                                ----------             ----------

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                                             2,247                  2,247
  Machinery, Equipment, and Instruments                                            524,730                607,987
  Furniture and Fixtures                                                            97,090                105,287
                                                                                 ---------               --------

                 Total Property, Plant, and Equipment                              624,067                715,521
Less:  Accumulated Depreciation & Amortization                                    (379,590)              (414,248)
                                                                                ----------             ----------

                 Net Property, Plant, and Equipment                             $  244,477             $  301,273
                                                                                ----------             ----------

Other Assets                                                                    $   12,059             $   12,059
                                                                                ----------             ----------

                 Total Assets                                                   $3,177,820             $2,128,946
                                                                                ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             March 31, 2002 and 2003
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                                    2002                  2003
                                                                                    ----                  ----
Current Liabilities:
  Defaulted Convertible Notes                                                     $ 1,165,375          $1,170,181
  Current Portion of Long-Term Debt                                                    33,074              29,751
  Short-Term Loans Payable                                                             53,427              54,827
  Accounts Payable and Accrued Expenses                                                85,500             135,644
  Other Liabilities                                                                     2,234              67,425
                                                                                  -----------         -----------

                 Total Current Liabilities                                        $ 1,339,610         $ 1,460,828
                                                                                  -----------         -----------

Stockholders' Investment:
  Common Stock, $.01 Par Value; 25,000,000 Shares Authorized:
       5,143,530 shares outstanding in 2002, 5,522,415
       outstanding in 2003                                                        $    47,836         $    49,848
  Less:  15,191 Shares Reacquired and Held in Treasury                                  (113)               (113)
                                                                                  -----------         -----------

                                                                                  $    47,723         $    49,735
                                                                                  -----------         -----------

  Capital Contributed in Excess of Par Value                                      $ 4,339,478         $ 4,480,381
  Retained Earnings/(Accum. Deficit)                                              (2,548,991)         (3,861,998)
                                                                                  -----------         -----------
                                                                                   $1,790,387         $   618,353
                                                                                  -----------         -----------

                 Total Liabilities and Stockholders' Equity                       $ 3,177,820         $ 2,128,946
                                                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             Statement of Operations
                             March 31, 2002 and 2003

                                   (unaudited)

                                                                                       2002              2003
                                                                                       ----              ----

Sales                                                                             $   122,830         $    94,327
                                                                                  -----------         -----------

Costs and Expenses:
  Cost of Sales                                                                        82,296              58,165
  Selling, General, and Administrative Expense                                        164,662              62,702
                                                                                  -----------         -----------

                                                                                      246,958             120,867
                                                                                  -----------         -----------

Income/(Loss) from Operations                                                     $  (124,128)        $   (26,540)

Other Income (Expenses):                                                              (18,321)            (18,306)

Income/(Loss) Before Income Taxes                                                 $  (142,449)        $   (44,846)
Provision for Income Taxes                                                                -0-                 -0-
                                                                                  -----------         -----------

Net Income/(Loss)                                                                 $  (142,449)        $   (44,846)

Retained Earnings/(Accum. Deficit), Beg. Qtr.                                      (2,406,542)         (3,817,152)
                                                                                  -----------         -----------

Retained Earnings/(Accum. Deficit), End. Qtr.                                     $(2,548,991)        $(3,861,998)
                                                                                  -----------         -----------

Earnings Per Share                                                                    $(0.03)             $(0.01)
                                                                                  ===========         ===========

                             TECH LABORATORIES, INC.

                             Statements of Cash Flow
                             March 31, 2002 and 2003

                                   (unaudited)

                                                                                    2002                 2003*
                                                                                 ----------           -----------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                                             $  (142,449)          $(44,846)

  Add/(Deduct) Items Not Affecting Cash:
                 Depreciation                                                         7,837              7,900
                 Amortization                                                           -0-                -0-

  Changes in Operating Assets and Liabilities
     Marketable Securities                                                              -0-                -0-
     Accounts Receivable                                                            (43,589)           (22,743)
     Inventories                                                                   (167,701)            80,247
     Prepaid Expenses                                                                   -0-                -0-
     Accounts Payable and Accrued Expenses                                            3,276              3,271
     Other Assets/Liabilities                                                       (18,110)            28,943
                                                                                -----------           --------

Net Cash Flow From (For) Operating Activities                                     (360,736)             52,772
                                                                                -----------           --------

Cash Flows From (For) Investing Activities                                           (1,428)             3,923

Cash Flow From (For) Financing Activities:

  Defaulted Convertible Notes - repayment                                           (53,827)               -0-
  Issuance of Common Stock                                                              -0-                -0-
                                                                                -----------           --------

Net Cash Flow From (For) Financing Activities                                       (53,827)               -0-
                                                                                -----------           --------

Net Increase/(Decrease) in Cash                                                    (415,991)            56,695
Cash Balance Beginning of Year                                                      892,003             28,343
                                                                                -----------           --------

Cash Balance End of First Quarter                                               $   476,012           $ 85,038
                                                                                -----------           --------


* As of March 31, 2003, an aggregate of $373,730 of Convertible Long-Term Debt was converted into Common Stock.

                             TECH LABORATORIES, INC.

                          Notes to Financial Statements
                      For the Quarter Ended March 31, 2003
                                   (unaudited)

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

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001 and 2002, physical inventories were taken and tested. No physical inventory was taken at March 31, 2003.

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

     MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2002 and March 31, 2003.

(2) INVENTORIES:

Inventories at December 31, 2001 and 2002 were as follows:

                                                                                                 Three Months
                                                                                                     Ended
                                                                 2001               2002        March 31, 2003
                                                                 ----               ----        --------------
Raw Materials & Finished Components                           $  993,666         $  676,996       $  554,683
Work in Process & Finished Goods                              $1,081,813         $1,058,651       $1,100,703
                                                              ----------         ----------       ----------
                                                              $2,075,479         $1,735,633       $1,655,386
                                                              ----------         ----------       ----------

(3) INCOME/(LOSS) PER SHARE:

     Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2001, for the year ended December 31, 2002, and for the first quarter of 2003.

         Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                                                                               Three Months ended
                                                                2001              2002           March 31, 2003
                                                                ----              ----           --------------
Net Income for the Computation of Basic EPS                 (1,026,432)       (1,241,660)            (44,846)
                                                            ==========        ==========             =======
Shares for Computation of Basic EPS                          4,562,832         5,156,679           5,156,679
                                                             =========         =========           =========


(4) INCOME TAXES:

     At December 31, 2002, the balance of operating loss carryforward was $4,391,733, and at March 31, 2003, the operating loss carryforward was $4,436,579, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

     Loans payable to banks were as follows for the years indicated:

                                                                              CURRENT          NON-CURRENT
YEAR ENDED             PAYEE                         INTEREST RATE            AMOUNT             AMOUNT
----------             -----                         -------------            ------             ------
2001                   Hudson United Bank            Prime +1.5%              $33,347
2002                   Hudson United Bank            Prime +1.5%              $31,713
March 31, 2003         Hudson United Bank            Prime +1.5%              $31,347

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

     Demand loans payable include loans from third parties. The outstanding loan balances due as of December 31, 2002 was $56,815 and $54,827 as of March 31, 2003, which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002, and is now in default.

(7) COMMON STOCK:

     In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8) COMMITMENTS AND CONTINGENCIES:

     In 1997 Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and Double T Sports LTD. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells. Since 1997, sales and distributions to FUA have been $1.4 million and $198,200. $13,000 of distributions are still owed.

(9) LONG-TERM CONVERTIBLE DEBT:

     On October 13, 2000, Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of March 31, 2003, $373,730 of principal on the 6.5% convertible notes has been converted into shares of Tech Labs' common stock.

(10) On January 11, 2002, Tech Labs entered into a conversion and redemption agreement concerning the Long-term Debt referenced in Note (9). An Event of Default, as defined in the 6.5% convertible notes, occurred on January 25, 2002, when Tech Labs was unable to make the first payment of $750,000 to the holders of the notes.

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

     On August 2, 2002, the Company announced that an Event of Default occurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continues to seek a cure for the default with the holders of the 6.5% convertible notes.

(11) GOING CONCERN:

     As a result of operating losses and negative cash flows experienced during 2001 and 2002, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

(12) PRIOR PERIOD ADJUSTMENT:

     Over the course of 2001, Tech Labs issued and distributed 170,000 shares of common stock to Mr. Barry Bendett pursuant to the terms of a consulting agreement the Company entered into with Mr. Bendett on November 13, 2002. Valuing these shares at their market value on their respective dates of issuance and distribution. Tech Labs should have expensed $168,950. This compensation was never expensed. This error is corrected as follows:


FULL YEAR 2001
--------------

Closing Balance retained Earnings as reported                                   $(2,406,542)
Adjustment referenced above                                                     $(168,950)
                                                                                -----------

Revised December 31, 2001, Closing Balance of Retained Earnings                 $(2,575,492)

Net Loss - 2002
                                                                                $(1,241,660)

                                                                                -----------
December 31, 2002, Retained Earnings after prior period Adjustment              $(3,817,152)

                                                                                -----------

(13) SUBSEQUENT EVENT:

     The Company signed a promissory note in the principal amount of $12,000, dated April 8, 2003, which was due May 8, 2003 and is presently outstanding and in default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2002.

    Quarter ending March 31, 2003, compared to Quarter ending March 31, 2002.
    -------------------------------------------------------------------------

     Sales were $94,327 for the first quarter of 2003 as compared to $122,830 for the similar period of 2002. This decrease was due to the continuing effects of the economic downturn.

     Cost of sales of $58,165 for the first quarter of 2003 has been decreased by $24,131 compared to the same period of 2002, primarily due to the sales decline.

     Selling, administrative, and general expenses decreased by $101,960 compared to the same period of 2002 due to reductions in marketing, sales, and administrative expense necessitated by sales reductions.

     Loss from operations of ($26,540) improved $97,588 compared to a loss of ($124,128) for the prior period as a direct result of cost reductions.

    Quarter ending March 31, 2003, compared to year ending December 31, 2002.
    -------------------------------------------------------------------------

SIGNIFICANT CHANGES

     During the first quarter of 2003, the Company is still suffering from the economic downturn.

     Cash Flow for the first quarter of 2003 was a positive $56,695 as a result of the reductions in current assets necessitated by the continuing economic downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated cash of $52,772 during the three months ended March 31, 2003, as compared to utilizing cash of ($360,736) during the three months ended March 31, 2002.

     As a result of operating losses and negative cash flow experienced during 2002, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

Item 3. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on form 8-K.

     None.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003

                                TECH LABORATORIES, INC.

                                By: /s/ Bernard M. Ciongoli
                                    ----------------------------------------
                                    Bernard M. Ciongoli
                                    Chief Executive Officer, Principal Financial
                                    Officer and Chief Accounting Officer)

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

Date: May 20, 2003

                                   By: /s/ Bernard M. Ciongoli
                                       -----------------------------------------
                                   President, Chief Executive Officer, and Chief Financial Officer