Form 10QSB
period 2003-06-30
TECH LABORATORIES INC
filed 2003-08-19
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-30172


                             TECH LABORATORIES, INC.
        (Exact name of small business issuer as specified in its charter)

        New Jersey                                             22-1436279
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   955 Belmont Avenue, North Haledon, NJ 07508
                    (Address of Principal Executive Offices)

                                 (973) 427-5333
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 5,522,416 shares of common stock outstanding, $0.01 par value.




PART I FINANCIAL INFORMATION................................................. 1

Item 1. Financial Statements................................................. 1

        June 30, 2003 and 2002 Balance Sheet (unaudited)..................... 1

        Statement of Operations June 30, 2003 and 2002 (unaudited)........... 3

        Statements of Cash Flow for the Six Months Ended June 30,
        2003 and 2002 (unaudited)............................................ 4

        Notes to Financial Statements........................................ 5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 8

Item 3. Controls and Procedures ............................................. 9

PART II. OTHER INFORMATION...................................................10

Item 1. Legal Proceedings ...................................................10

Item 2. Changes in Securities ...............................................10

Item 3. Defaults Upon Senior Securities .....................................10

Item 4. Submission of Matters to a Vote of Security Holders .................10

Item 5. Other Information ...................................................10

Item 6. Exhibits and Reports on Form 8-K ....................................10

SIGNATURES...................................................................10

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                             TECH LABORATORIES, INC.
                             June 30, 2003 and 2002
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS

                                                                                  2002                  2003
                                                                                  ----                  ----
Current Assets:
  Cash                                                                          $  200,334             $   33,113
  Marketable Securities                                                             40,000                 40,000
  Accounts Receivable, Net of
       Allowance for Doubtful Accounts of $25,000                                  191,694                 77,438
  Inventories                                                                    2,178,496              1,636,787
  Prepaid Expenses                                                                   6,303                  6,303
                                                                                ----------            -----------

                 Total Current Assets                                           $2,616,827            $ 1,793,641
                                                                                ----------             ----------

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                                             2,247                  2,247
  Machinery, Equipment, and Instruments                                            599,975                600,070
  Furniture and Fixtures                                                            98,979                106,453
                                                                                 ---------               --------

                 Total Property, Plant, and Equipment                              701,201                708,770
Less:  Accumulated Depreciation & Amortization                                    (389,573)              (418,135)
                                                                                ----------             ----------

                 Net Property, Plant, and Equipment                             $  311,628             $  290,635
                                                                                ----------             ----------

Other Assets                                                                    $   12,059             $   12,059
                                                                                ----------             ----------

                 Total Assets                                                   $2,940,514            $ 2,096,335
                                                                                ==========             ==========

   The accompanying notes are an integral part of these financial statements.


                                       1


                             TECH LABORATORIES, INC.
                             June 30, 2003 and 2002
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                                    2002                  2003
                                                                                    ----                  ----
Current Liabilities:
  Defaulted Convertible Notes                                                     $ 1,115,217          $1,192,291
  Current Portion of Long-Term Debt                                                    32,661              30,973
  Short-Term Loans Payable                                                             49,072              53,231
  Accounts Payable and Accrued Expenses                                                64,093             132,181
  Other Liabilities                                                                     1,960              31,033
                                                                                  -----------         -----------

                 Total Current Liabilities                                        $ 1,263,803         $ 1,439,709
                                                                                  -----------         -----------

Stockholders' Investment:
  Common Stock, $.01 Par Value; 25,000,000 Shares Authorized:
       5,143,530 shares outstanding in 2002 and 2003                             $    49,848         $    49,848
  Less:  15,191 Shares Reacquired and Held in Treasury                                  (113)               (113)
                                                                                  -----------         -----------

                                                                                  $    49,735         $    49,735
                                                                                  -----------         -----------

  Capital Contributed in Excess of Par Value                                      $ 4,567,916         $ 4,480,381
  Retained Earnings/(Accum. Deficit)                                              (2,940,940)         (3,873,490)
                                                                                  -----------         -----------
                                                                                   $1,676,711         $   606,891
                                                                                  -----------         -----------

                 Total Liabilities and Stockholders' Equity                       $ 2,940,514         $ 2,096,335
                                                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements.





                             TECH LABORATORIES, INC.
                             Statement of Operations
                             June 30, 2003 and 2002

                                   (unaudited)


                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                               2003           2002           2003           2002
                                           ------------   ------------   ------------   ------------
Sales                                      $    75,688    $   171,859    $   170,015    $   294,689
                                           ------------   ------------   ------------   ------------

Costs and Expenses:
  Cost of Sales                                 55,290        113,427        113,455        195,723
  Selling, General, and
       Administrative Expense                   13,538        262,112         76,240        426,774
                                           ------------   ------------   ------------   ------------

                                                68,828        375,539        189,695        622,497
                                           ------------   ------------   ------------   ------------

Income/(Loss) from Operations              $     6,860   $  (203,680)        (19,680)      (327,808)
                                           ------------   ------------   ------------   ------------

Other Income (Expenses):

  Interest Income                                   73          1,854            192          3,375
  Interest Expense                         $   (18,425)   $   (21,173)   $   (36,850)   $   (41,015)
                                           ------------   ------------   ------------   ------------

                                           $   (18,352)   $   (19,319)   $   (36,658)   $   (37,640)

Income/(Loss) Before Income Taxes          $   (11,492)   $  (222,999)   $   (56,338)   $  (365,448)
Provision for Income Taxes                           0              0              0              0
                                           ------------   ------------   ------------   ------------

Net Income/(Loss)                          $   (11,492)   $  (222,999)   $   (56,338)   $  (365,448)

Retained Earnings/(Accum. Deficit), Beg.    (3,861,998)    (2,717,941)    (3,817,152)    (2,575,492)
                                           ------------   ------------   ------------   ------------

Retained Earnings/(Accum. Deficit), End.    (3,873,490)    (2,940,940)    (3,873,490)    (2,940,940)
                                           ------------   ------------   ------------   ------------

Earnings Per Share                         $         0   $     (0.04)   $     (0.01)   $     (0.07)
                                           ------------   ------------   ------------   ------------


   The accompanying notes are an integral part of these financial statements.




                            TECH LABORATORIES, INC.

                             Statements of Cash Flow
                            For the Six Months Ended
                             June 30, 2003 and 2002

                                   (unaudited)

                                                          2003          2002
                                                      ------------  ------------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                   $  (56,338)   $  (365,448)


  Add/(Deduct) Items Not Affecting Cash:
     Depreciation/Amortization                             15,034        15,673

  Changes in Operating Assets and Liabilities
     Marketable Securities                                     --            --
     Accounts Receivable                                  (71,294)      (79,494)
     Inventories                                           98,846      (103,017)
     Accounts Payable                                      (9,734)      (18,131)
     Other Assets/Liabilities                              25,428        (5,602)
                                                      ------------  ------------

Net Cash Flow From (For) Operating Activities               1,942      (556,019)
                                                      ------------  ------------

Cash Flows From (For) Investing Activities
     Addition of Machinery and Equipment                    2,828       (78,562)
                                                      ------------  ------------

Net Cash Flow From (For) Investing Activities:              2,828       (78,562)
                                                      ------------  ------------

Cash Flow From (For) Financing Activities
     Acquisition/(Repayment) of Short/Long Term Debt          -0-       (58,588)
     Issuance of Common Stock                                 -0-         1,500
                                                      ------------  ------------

Net Cash Flow From (For) Financing Activities                 -0-       (57,088)
                                                      ------------  ------------

Net Increase/(Decrease) in Cash                       $     4,770   $  (691,668)
Cash Balance Beginning of Year                             28,343       892,003
                                                      ------------  ------------

Cash Balance End of Second Quarter                    $    33,113   $   200,334
                                                      ------------  ------------


Significant Non-Cash Financing Activities:
------------------------------------------

  o As of June 30, 2002, $369,625 of Convertible Long-Term Debt was converted into common stock on a cumulative basis.



   The accompanying notes are an integral part of these financial statements.

                                      4

                             TECH LABORATORIES, INC.

                          Notes to Financial Statements
                      For the Quarter Ended June 30, 2003
                                   (unaudited)

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

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001 and 2002, physical inventories were taken and tested. No physical inventory was taken at June 30, 2003.

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

     MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2002, March 31, 2003 and June 30, 2003.

(2) INVENTORIES:

Inventories were as follows:


                                                                 Three Months     Six Months
                                                   Dec.31,          Ended           Ended
                                                    2002        March 31, 2003   June 30, 2003
                                                    ----        --------------   -------------
Raw Materials & Finished Components              $  676,996       $   554,683     $   523,254
Work in Process & Finished Goods                 $1,058,651       $ 1,100,703       1,113,533
                                                 ----------       -----------     -----------
                                                 $1,735,633       $ 1,655,386     $ 1,636,787
                                                 ----------       -----------     -----------

(3) INCOME/(LOSS) PER SHARE:

     Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2001, for the year ended December 31, 2002, and for the second quarter of 2003.

         Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                                                                               Six Months ended
                                                                2001              2002           June 30, 2003
                                                                ----              ----           --------------
Net Income for the Computation of Basic EPS                 (1,026,432)       (1,241,660)            (56,338)
                                                            ==========        ==========             =======
Shares for Computation of Basic EPS                          4,562,832         5,156,679           5,156,679
                                                             =========         =========           =========


(4) INCOME TAXES:

     At December 31, 2002, the balance of operating loss carryforward was $4,391,733, and at June 30, 2003, the operating loss carryforward was $4,448,071, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

     Loans payable to banks were as follows for the years indicated:

                                                                              CURRENT          NON-CURRENT
YEAR ENDED             PAYEE                         INTEREST RATE            AMOUNT             AMOUNT
----------             -----                         -------------            ------             ------
2001                   Hudson United Bank            Prime +1.5%              $33,347
2002                   Hudson United Bank            Prime +1.5%              $31,713
June 30, 2003          Hudson United Bank            Prime +1.5%              $30,973

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

     Demand loans payable include loans from third parties. The outstanding loan balances due as of December 31, 2002 was $56,815 and $53,231 as of June 30, 2003, which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002, and is now in default.

(7) COMMON STOCK:

     In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8) COMMITMENTS AND CONTINGENCIES:

     In 1997 Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and Double T Sports LTD. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells. Since 1997, sales and distributions to FUA have been $1.4 million and $198,200. $8,000 of distributions are still owed.

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

(13) ADDITIONAL BORROWING:

     The Company signed a promissory note in the principal amount of $12,000, dated April 8, 2003, which was due May 8, 2003 and is presently outstanding and in default.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2002.

    Quarter ending June 30, 2003, compared to Quarter ending June 30, 2002.
    -------------------------------------------------------------------------

     Sales were $75,688 for the second quarter of 2003 as compared to $171,859 for the similar period of 2002. This decrease was due to the continuing effects of the economic downturn.

     Cost of sales of $55,290 for the second quarter of 2003 has been decreased by $58,137 compared to the same period of 2002, primarily due to the sales decline.

     Selling, administrative, and general expenses decreased by $248,574 compared to the same period of 2002 due to reductions in marketing, sales, and administrative expense necessitated by sales reductions.

     Income from operations of $6,860 improved $210,540 compared to a loss of ($203,680) for the prior period as a direct result of cost reductions.

    Six months ending June 30, 2003, compared to year ending December 31, 2002.
    --------------------------------------------------------------------------

SIGNIFICANT CHANGES

     During the first six months of 2003, the Company is still suffering from the economic downturn.

     Cash Flow for the first six months of 2003 was a positive $4,770 as a result of the reductions in current assets necessitated by the continuing economic downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated cash of $4,770 during the six months ended June 30, 2003, as compared to utilizing cash of ($691,668) during the six months ended June 30, 2002.

     As a result of operating losses and negative cash flow experienced during 2002, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.





Item 3. Controls and Procedures
-------------------------------

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports of Form 8-K

          A Form 8-K was filed under Item 5 - Other Events on June 11, 2003 ( SEC File #000-30172)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECH LABORATORIES, INC.

Date:   August 18, 2003                 /s/ Bernard M. Ciongoli
                                        --------------------------------
                                        Bernard M. Ciongoli
                                        Chief Executive Officer,
                                        Principal Financial Officer and
                                        Chief Accounting Officer)

--------------------------------------------------------------------------------

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

Date: August 18, 2003

                                   By: /s/ Bernard M. Ciongoli
                                   -----------------------------------------
                                   President, Chief Executive Officer, and
                                   Chief Financial Officer