Form 10QSB
period 2003-09-30
TECH LABORATORIES INC
filed 2003-11-19
CIK 96664

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

                         Yes  [X]          No  [_]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 18, 2002, there were 15,862,376 shares outstanding.

                                                        Tech Laboratories, Inc.

                                                              FORM 10-QSB

                                                           Table of Contents

PART I.  FINANCIAL INFORMATION..................................................................................  1
Item 1.  Financial Statements...................................................................................  1
September 30, 2002 and 2003 Balance Sheet (unaudited)...........................................................  1
Statement of Operations For The Third Quarter and Nine Months Ended September 30, 2002 and 2003 (unaudited).....  3
Statement of Cash Flow For The Nine Months Ended September 30, 2002 and 2003 (unaudited)........................  4
Notes to Consolidated Financial Statements......................................................................  5
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations....................  9
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


SIGNATURES...................................................................................................... 12


                                     PART I.

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                           September 30, 2002 and 2003
                                  Balance Sheet

                                   (unaudited)

                   ASSETS
                                                                        FOR THE NINE
                                                                        MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   2002               2003
                                                                   ----               ----
Current Assets:
  Cash ..............................................        $   136,288         $     5,793
  Marketable Securities .............................             40,000              40,000
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $25,000 ....................             23,962              16,415
  Inventories .......................................          2,148,018           1,619,651
  Prepaid Expenses ..................................              6,303               6,303
                                                             -----------         -----------

                 Total Current Assets ...............        $ 2,354,571         $ 1,688,162

Property, Plant, and Equipment, at Cost
  Leasehold Improvements ............................              2,247               2,247
  Machinery, Equipment, and Instruments .............            607,971             600,070
  Furniture and Fixtures ............................            100,142             109,317
                                                             -----------         -----------

                 Total Property, Plant, and Equipment            710,360             711,634
       Less:  Accumulated Depreciation & Amortization           (397,448)           (423,022)
                                                             -----------         -----------

                 Net Property, Plant, and Equipment .        $   312,912         $   288,612
                                                             -----------         -----------

Other Assets ........................................        $    12,059         $    12,059
                                                             -----------         -----------

                 Total Assets .......................        $ 2,679,542         $ 1,988,833
                                                             ===========         ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.
                           September 30, 2002 and 2003
                                  Balance Sheet

                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                              FOR THE NINE
                                                                              MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        2002               2003
                                                                        ----               ----
Current Liabilities:
  Defaulted Convertible Notes .............................        $ 1,133,339        $  1,207,106
  Current Portion of Long-Term Debt .......................             32,102              30,741
  Short-Term Loans Payable ................................             53,231              53,427
  Accounts Payable ........................................            135,731             105,480
  Other Liabilities .......................................             52,602             177,721
                                                                   -----------         -----------

                 Total Current Liabilities ................        $ 1,407,005         $ 1,574,475
                                                                   -----------         -----------


Stockholders' Investment:
  Common Stock, $.01 Par Value;
  25,000,000 Shares Authorized;
       5,143,530 shares outstanding in 2002 and 2003 ......        $    49,848         $    49,848
  Less:  15,191 Shares Reacquired and
       Held in Treasury ...................................               (113)               (113)
                                                                   -----------         -----------

                                                                   $    49,735         $    49,735
                                                                   -----------         -----------

  Capital Contributed in Excess of Par Value ..............          4,407,949         $ 4,480,381
  Retained Earnings/(Accum. Deficit) ......................         (3,185,147)         (4,115,758)
                                                                   -----------         -----------
                                                                     1,272,537             364,623

                 Total Liabilities and Stockholders' Equity        $ 2,679,542         $ 1,988,833
                                                                   ===========         ===========


              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.
                         Statement of Operations For The
                       Third Quarter and Nine Months Ended
                           September 30, 2002 and 2003

                                   (unaudited)


                                                               FOR THE THREE                         FOR THE NINE
                                                               MONTHS ENDED                          MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                          2002             2003                   2002               2003
                                                          ----             -----                  ----               ----

Sales ........................................        $    42,597         $    32,619         $   337,286         $   202,634
                                                      -----------         -----------         -----------         -----------

Costs and Expenses:
  Cost of Sales ..............................             20,376              28,338             216,099             141,793
  Selling, General, and Administrative Expense            249,161             228,049             675,935             304,289
                                                      -----------         -----------         -----------         -----------

                                                          269,537             256,387             892,034             446,082
                                                      -----------         -----------         -----------         -----------

Income/(Loss) from Operations ................        $  (226,940)        $  (223,768)        $  (554,748)        $  (243,448)

Other Income (Expenses):
  Interest Income ............................                855                --                 4,230                 192
  Interest Expense ...........................            (18,122)            (18,500)            (59,137)            (55,350)
                                                      -----------         -----------         -----------         -----------
                                                          (17,267)            (18,500)            (54,907)            (55,150)

Income/(Loss) Before Income Taxes ............        $  (244,207)        $  (242,268)        $  (609,655)        $  (298,606)
Provision for Income Taxes ...................               --                  --                  --                  --
                                                      -----------         -----------         -----------         -----------

Net Income/(Loss) ............................        $  (244,207)        $  (242,268)        $  (609,655)        $  (298,606)

Retained Earnings/(Accum. Deficit), Beg. ......         (2,940,940)         (3,873,490)         (2,575,492)         (3,817,152)
                                                      -----------         -----------         -----------         -----------

Retained Earnings/(Accum. Deficit), End ......         (3,185,147)        $(4,115,758)         (3,185,147)        $(4,115,758)
                                                      -----------         -----------         -----------         -----------

Earnings Per Share ...........................        $     (0.04)        $     (0.05)        $     (0.11)        $     (0.06)
                                                      -----------         -----------         -----------         -----------





              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.

                         Statement of Cash Flow For The
                                Nine Months Ended
                           September 30, 2002 and 2003

                                   (unaudited)
                                                             2002               2003
                                                          ----------         ----------
Cash Flow From (For) Operating Activities:
Net Income/(Loss) From Operations ...........        $    (609,655)        $  (298,606)
  Add/(Deduct) Items Not Affecting Cash:
     Depreciation/Amortization ................             23,548              19,921
  Changes in Operating Assets and Liabilities
     Marketable Securities ....................               -0-                  -0-
     Accounts Receivable ......................             88,238             (10,271)
     Inventories...............................            (72,539)            115,982
     Accounts Payable .........................             53,507             (36,435)
     Other Assets/Liabilities .................             45,040             186,631
                                                       -----------         -----------

Net Cash Flow For Operating Activities ........           (471,861)            (22,574)
                                                       -----------         -----------

Cash Flows From (For) Investing Activities
  Addition of Machinery and Equipment .........            (87,721)                (36)
                                                       -----------         -----------

Net Cash Flow From Investing Activities .......            (87,721)                (36)
                                                       -----------         -----------

Cash Flow From (For) Financing Activities:
  Acquisition/(Payment) of Short/Long-Term Debt           (197,633)                -0-
  Issuance of Common Stock ....................              1,500                 -0-
                                                       -----------         -----------

Net Cash Flow From (For) Financing Activities .           (196,133)               -0-
                                                       -----------         -----------

Net Increase/(Decrease) in Cash ...............           (755,715)            (22,550)
Cash Balance Beginning of Year ................            892,003              28,343

Cash Balance End of Third Quarter .............            136,288         $     5,793
                                                       -----------         -----------


*RESTATED FOR PRIOR PERIOD ADJUSTMENT - SEE NOTE 13.


SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
-----------------------------------------

As of September 30, 2002, an aggregate of $373,730 of Convertible Long-Term Debt was converted into Common Stock.

              The accompanying notes are an integral part of these
                             financial statements.

                             TECH LABORATORIES, INC.

                          Notes to Financial Statements
                      For the Quarter Ended September 30, 2003
                                   (unaudited)

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

     INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001 and 2002, physical inventories were taken and tested. No physical inventory was taken at September 30, 2003.

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

     MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003.

(2) INVENTORIES:

Inventories were as follows:


                                                                    Six Months         Nine Months
                                                   Dec.31,            Ended              Ended
                                                    2002           June 30, 2003    September, 30 2003
                                                    ----           -------------    ------------------
Raw Materials & Finished Components              $  676,996         $   523,254        $   462,607
Work in Process & Finished Goods                 $1,058,651           1,113,533        $ 1,157,044
                                                 ----------         -----------        -----------
                                                 $1,735,633         $ 1,636,787        $ 1,619,651
                                                 ----------         -----------        -----------

(3) INCOME/(LOSS) PER SHARE:

     Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2001, for the year ended December 31, 2002, and for the third quarter of 2003.

         Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                                                                                Nine Months ended
                                                                2001              2002           Sept. 30, 2003
                                                                ----              ----           --------------
Net Income for the Computation of Basic EPS                 (1,026,432)       (1,241,660)           (298,606)
                                                            ==========        ==========           =========
Shares for Computation of Basic EPS                          4,562,832         5,156,679           5,143,530
                                                             =========         =========           =========



(4) INCOME TAXES:

     At December 31, 2002, the balance of operating loss carryforward was $4,391,733, and at Sept. 30, 2003, the operating loss carryforward was $4,690,339, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

     Loans payable to banks were as follows for the years indicated:

                                                                              CURRENT          NON-CURRENT
YEAR ENDED             PAYEE                         INTEREST RATE            AMOUNT             AMOUNT
----------             -----                         -------------            ------             ------
2001                   Hudson United Bank            Prime +1.5%              $33,347
2002                   Hudson United Bank            Prime +1.5%              $31,713
Sept. 30, 2003         Hudson United Bank            Prime +1.5%              $30,741

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

     Demand loans payable include loans from third parties. The outstanding loan balances due as of December 31, 2002 was $56,815 and $53,427 as of Sept. 30, 2003, which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002, and is now in default.

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

     On August 2, 2002, the Company announced that an Event of Default occurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes, which had been granted in order to permit the parties time to negotiate a new agreement. The Company has negotiated a cure for this default which is described in the Company's Form 8-K filed in October, 2003.

(11) GOING CONCERN:

     As a result of operating losses and negative cash flows experienced during 2001 and 2002, and continuing in 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

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


FULL YEAR 2001
--------------

Closing Balance retained Earnings as reported                                   $(2,406,542)
Adjustment referenced above                                                     $  (168,950)
                                                                                -----------

Revised December 31, 2001, Closing Balance of Retained Earnings                 $(2,575,492)

Net Loss - 2002
                                                                                $(1,241,660)

                                                                                -----------
December 31, 2002, Retained Earnings after prior period Adjustment              $(3,817,152)

                                                                                -----------

(13) ADDITIONAL BORROWING:

     The Company signed a promissory note in the principal amount of $12,000, dated April 8, 2003, which was due May 8, 2003 and is presently outstanding and was in default. This default was also cured in October, 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2002.

    Quarter ending Sept. 30, 2003, compared to Quarter ending Sept. 30, 2002.
    -------------------------------------------------------------------------

     Sales were $32,619 for the third quarter of 2003 as compared to $42,597 for the similar period of 2002. This decrease was due to the continuing effects of the economic downturn.

     Cost of sales of $28,338 for the third quarter of 2003 has inreased by $7,962 compared to the same period of 2002, primarily due to inefficiencies caused by the sales decline.

     Selling, administrative, and general expenses decreased by $421,112 compared to the same period of 2002 due to reductions in marketing, sales, and administrative expense necessitated by sales reductions offset by accruals of executive salaries not paid to date, in 2003.

     Loss from operations of $(223,768) improved $3,172 compared to a loss of ($226,940) for the prior period as a direct result of cost reductions.

   Nine months ending Sept. 30, 2003, compared to year ending December 31, 2002.
   ----------------------------------------------------------------------------

SIGNIFICANT CHANGES

     During the first nine months of 2003, the Company is still suffering from the economic downturn.

     Cash Flow for the first nine months of 2003 was a negative ($22,550) as a result of the continuing economic downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated a negative cash flow of ($22,550) during the nine months ended Sept. 30, 2003, as compared to a negative cash flow of ($755,715) during the nine months ended Sept. 30, 2002.

     As a result of operating losses and negative cash flow experienced during 2001, 2002 and 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.





Item 3. Controls and Procedures
-------------------------------

As of Sept. 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of Sept. 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to Sept. 30, 2003.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

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

On July 30, 2003, a former director and a former employee filed a joint lawsuit in Superior Court of New Jersey, Passaic County against us for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission owed on sales due them under a licensing agreement with us. The claims by the former director and former employee are for about $10,00 and we deny any liability under these claims and are defending this lawsuit. With regard to W.T. Sports, our agreement has an arbitration in case of dispute and therefore we are attempting to move this case to arbitration We believe that we have a counterclaim which is far in excess of the amount they claim we owe them for the licensing fees.


Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

On September 25, 2003, the Company entered into a Security Agreement and Collateral Agent Agreement in which it obtained a waiver and cured the Event of Default on its comvertible notes.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECH LABORATORIES, INC.

Date:  November 19, 2003                /s/ Bernard M. Ciongoli
                                        --------------------------------
                                        Bernard M. Ciongoli
                                        Chief Executive Officer,
                                        Principal Financial Officer and
                                        Chief Accounting Officer)