Form 10KSB
period 2003-12-31
TECH LABORATORIES INC
filed 2004-04-14
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

            New Jersey                                 22-1436279
            ----------                                 ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  955 Belmont Avenue, North Haledon, New Jersey                 07508
  ---------------------------------------------                --------
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

                           Yes [X]          No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $ 236,107

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On April 12, 2004, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $3,527,335.95.

The number of shares of common stock outstanding as of April 12, 2004:
33,682,719

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                             TECH LABORATORIES, INC.
                                   FORM 10-KSB


                                Table of Contents

Page

Part I .....................................................................  1
    Item 1.    Description of Business .....................................  1
    Item 2.    Description of Property......................................  6
    Item 3.    Legal Proceedings............................................  7

Part II.....................................................................  7
    Item 4.    Submission of Matters to a Vote of Securityholders...........  7
    Item 5.    Market for Common Equity and Related Stockholder Matters.....  7
    Item 6.    Management's Discussion and Analysis or Plan of Operation....  9
    Item 7.    Financial Statements......................................... 11
    Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................... III-1

Part III.............................................. .................. III-1
    Item 9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act ............................................. III-1
    Item 10.   Executive Compensation.................................... III-1
    Item 11.   Security Ownership of Certain Beneficial Owners and
               Management ............................................... III-1
    Item 12.   Certain Relationships and Related Transactions............ III-1
    Item 13.   Exhibits and Reports on Form 8-K.......................... III-1
    Item 14.   Evaluation of Disclosure Controls and  Procedures......... III-4


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

                                     Part I

Item 1.  Description of Business.

                                    BUSINESS

General

        Tech Laboratories, Inc. ("Tech Labs" or the "Company") manufactures and sells various electrical and electronic components. During 2003, we marketed and continued to develop DynaTraX(TM) high-speed digital switch matrix system, an electronic switching unit for network management and security. This equipment manages video and data transmissions on a network.

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

Source of Supply

        Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have multiple sources of supply for each part, component, or service, and during the years ended December 31, 2003, 2002 and 2001, cannot characterize any particular company as being our "largest" supplier. We have no long-term agreements with any of our suppliers.

Order Backlog

        The backlog of written firm orders for our products and services as of December 31, 2002, and December 31, 2003, was as follows:

         As of December 31, 2002:           $30,015
         As of December 31, 2003:           $37,296

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

        On or about  November 1, 2003, we were served with a lawsuit filed by W.
T. Sports Limited, Salvatore Griscifi, a former Director, and Edward Branca, a former employee. We have filed a response and counter-claim. The first claim involving Salvatore Griscifi has been settled. The second claim is in the process of being settled. The last claim with W. T. Sports Limited is going to arbitration, which is mandatory pursuant to a written agreement entered into between the parties in 1987. We believe W. T. Sports Limited will owe us in excess of the plaintiff's claim.

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

TCHL COMMON STOCK

                                                           CLOSING PRICE
                                                       ---------------------
                                                       HIGH              LOW
                                                       ----              ---
2001
----
First Quarter ....................................   $ 1.62           $  .72
Second Quarter....................................      .75              .43
Third Quarter.....................................      .60              .27
Fourth Quarter....................................      .51              .28

2002
----
First Quarter ....................................      .50              .16
Second Quarter....................................      .28              .16
Third Quarter.....................................      .16              .025
Fourth Quarter....................................      .12              .02

2003
----
First Quarter.....................................      .05              .01
Second Quarter....................................      .03              .01
Third Quarter.....................................      .05              .01
Fourth Quarter....................................      .14              .02

2004
----
First Quarter.....................................      .35              .06


As of April 7, 2004, there were 406 holders of record of our common stock.

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

        The transfer agent for our common stock is Olde Monmouth Stock Transfer Co., Inc. 77 Memorial Parkway, Suite 101, Atlantic Highlands, NJ 07716.

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

        The following table sets forth the components of our revenues for each of our major business activities in 2001, 2002, and 2003, and their approximate percentage contribution to revenues for the period indicated:

PRODUCT TYPE            2001       % of Revenue      2002      % of Revenue     2003    % of Revenue
- ------------          ----       ------------      ----      ------------     ----    ------------
Switches             $  306,678         53.9%     $ 112,786       27.6%          68,036     28.8%
IDS Sensors             156,409         27.6%       256,711       62.9%         109,719     46.5%
Transformers/Coils       46,111          8.1%        35,357        8.6%          40,527     17.2%
Contract Manufacturing   58,885         10.4%         3,404        0.9%          17,825      7.5%
                     ----------        ------     ---------     -------       ---------   --------
Totals               $  568,083        100.0%     $ 408,258      100.0%       $ 236,107    100.0%
                     ==========        ======     =========     =======       =========   ========

        The following table sets forth the percentages of gross profit for each of our major business activities in 2001, 2002, and 2003:

                                                           Year Ended December 31,
                                     ------------------------------------------------------------------
PRODUCT TYPE                         2001        2002      Net Change    2002      2003      Net Change
------------                         ----        ----      ----------    ----      ----      ----------
Switches                             72.2%        75.4%       3.20%      75.4%     68.5%       (6.9%)
IDS Sensors                          57.6%        57.4%       (.02%)     57.4%     57.0%       (0.4%)
Transformers/Coils                   41.6%        54.4%       12.8%      54.4%     47.8%       (6.6%)
Contract Manufacturing               50.1%           *       (50.1%)        *      49.6%       49.6%
Unallocated company expenses,
 including physical inventory
 adjustments factory overhead and
 Inventory Write-Down               (26.6%)     (165.2%)    (136.8%)   (165.2%)  (142.1%)      23.1%
Total company gross profit %         36.8%           *       (36.8%)        *     (83.9%)     (47.1%)

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

Results of Operations

2003 compared to 2002

        Sales were $236,107 for 2003 as compared to $408,258 for the year ended 2002. The decline in sales of (42.2%) was a direct result of the economic downturn.

        Cost of sales of $434,264 for the year ended 2003 compared to $828,194 for the year ended 2002 due to the volume decrease. The Company's gross profit percentage was negative in 2003 and 2002 due to inventory write-offs of slow moving and obsolete inventory totaling $250,000 in 2003 and $500,000 in 2002.

        Selling, general, and administrative expenses decreased by $2,130 in 2003 as compared to the prior period. This decrease was due to the Company's continuing efforts to reduce these expenses during this economic downturn.

        Other Income increased $185,868 due to the sale of the company's state tax loss carry-forward. Losses from operations of $832,483 in 2003 were a direct result of volume declines as well as the inventory write-off and consulting fees.

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

        During 2001 through 2003 as a result of the economic downturn, we suffered severe operating losses and negative cash flows which impaired our liquidity position and caused a default on an underlying conversion and redemption agreement related to the convertible notes issued in October 2000. In 2003, Tech Labs' negative cash flow was primarily caused by operating losses plus the buildup of inventory in anticipation of increased sales of our high margin proprietary products which did not occur.

        During 2003, our inventories increased in order to meet demand for our IDS sensor and DynaTraX(TM) products. In order that we are able to meet any anticipated purchase orders from the military, non-military governmental agencies and private industry, we must carry sufficient inventory.

        As a result of operating losses and negative cash flows experienced during 2002 and 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern, even though the company had a positive cash flow in 2003 of $110,502.

        During 2004, the company is seeking to negotiate contacts with major computer technology companies. We believe that long-term agreements with these companies will provide future growth in our product DYNATRAX.

Factors that May Affect Future Events.

        The following factors, among others, could cause actual events and financial results to differ materially from those anticipated by forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

        On August 2, 2002, the Company announced that an Event of Default occurred under the terms of the Company's outstanding 6.5% convertible notes (the "Convertible Notes"). The Company was unable to have its registration statement filed April 5, 2002, declared effective by June 29, 2002, as required by the terms of the amended redemption and conversion agreement the Company entered into with the noteholders on April 19, 2002 (the "Amended Redemption Agreement"), and was unable to reach a new agreement with the noteholders prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement. Under the terms of the Convertible Notes, the Company is required to maintain an effective registration statement covering the shares of the Company's common stock underlying the Convertible Notes. Under the terms of the Amended Redemption Agreement, the Company had until June 29, 2002, in order to have its registration statement declared effective. The Company is presently in negotiations with the holders to cure the Event of Default, but no assurance can be given as to whether an agreement can be reached with the holders for mutually acceptable terms. If the holders accelerate payment of the principal and interest due under the Notes, the Company will be unable to make payment and may be forced into bankruptcy. In October 2003, the Company negotiated a cure for this default.

        In August 2003, we retained a financial advisory firm, Knightsbridge Holdings, LLC as a business consultant to assist in a variety of areas relating our financial, strategic and related development growth. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months follwoing the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. Pursuant to this agreement,
Knightsbridge has provided general financial services to us and, more specifically, assisted us in the settlement of the default on our outstanding convertible notes.

        Historically, we had no patent or copyright protection on our current products, other than aspects of the DynaTraX(TM) product and technology which was patented on July 2, 2002. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. Other than with regard to the DynaTraX(TM) patents, we intend to rely substantially on unpatented, proprietary information and know-how. We are also presently prosecuting the patent applications filed in the United States and the European Common Market.

        There is a risk that our current products may malfunction and cause loss of, or error in, data, loss of man hours, damage to, or destruction of, equipment or delays. Consequently, we as the manufacturer of components, assemblies and devices may be subject to claims if such malfunctions or breakdowns occur. We are not aware of any past or present claims against us. We cannot predict at this time our potential liability if customers make claims against us asserting that DynatraX(TM), or other products fail to function. Since we have no insurance we could incur substantial expenses defending ourselves against a product liability claim.

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

Item 7.  Financial Statements.


Report of independent certified public accountants...........................F-1

Consolidated balance sheet for the years ended December 31, 2003,
2002, and 2001..........................................................F-2, F-3

Consolidated statements of operations for the years ended
December 31, 2003, 2002, and 2001............................................F-4

Consolidated statements of stockholders' equity for the years ended
December 31, 2003, 2002, and 2001............................................F-5

Consolidated statements of cash flows for the years ended
December 31, 2003, 2002, and 2001............................................F-6

Notes to consolidated financial statements.............................F-7 - F-9

                         REPORT OF INDEPENDENT AUDITORS


                            Charles J. Birnberg, CPA
                             72 Rolling Views, Drive
                         West Paterson, New Jersey 07424


                                 April 14, 2004


To The Board of Directors of Tech Laboratories, Inc.

        I have audited the Balance Sheets of Tech Laboratories, Inc. as of December 31, 2001, 2002, and 2003, and the related Statements of Income and Retained Earnings, and Cash Flows for the years then ended. These financial statements are the responsibility of the company's management.

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

        Therefore, the financial statements in my opinion, present fairly the financial position of Tech Laboratories, Inc. as of December 31, 2001, 2002, and 2003, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         Sincerely,

                                         /s/ Charles J. Birnberg
                                         --------------------------------------
                                         Charles J. Birnberg
                                         Certified Public Accountant

West Paterson, New Jersey

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                        DECEMBER 31, 2001, 2002, AND 2003

                                     ASSETS

                                                      2001          2002          2003
                                                   ----------    ----------    ----------
Current Assets:
     Cash .....................................    $  892,003    $   28,343    $  138,845
    Marketable Securities,
                   (Note 1) ...................        40,000        40,000        40,000
  Accounts Receivable, Net of Allowance
    of $25,000 in 2001 and 2002 ...............       112,200         6,144        11,107
    Inventories (Notes 1 & 2) .................     2,075,479     1,735,633     1,249,777
  Prepaid Expense .............................         6,303         6,303         6,303
                                                   ----------    ----------    ----------

       Total Current Assets ...................    $3,125,985    $1,816,423    $1,446,032
                                                   ----------    ----------    ----------

Property, Plant and Equipment at Cost (Note 1)
    Leasehold Improvements ....................         2,247         2,247         2,247
    Machinery, Equipment and Instruments ......       524,730       600,000       607,987
    Furniture and Fixtures ....................        95,662       109,281       110,893
                                                   ----------    ----------    ----------
                                                   $  622,639    $  711,598    $  721,127

  Less: Accumulated Depreciation & Amortization       373,900       403,101       427,909
                                                   ----------    ----------    ----------
    Net, Property, Plant and Equipment ........    $  248,739    $  308,497    $  293,218
                                                   ----------    ----------    ----------
Other Assets ..................................    $   12,059    $   12,059    $   12,059
                                                   ----------    ----------    ----------

       Total Assets ...........................    $3,386,783    $2,136,979    $1,751,309
                                                   ==========    ==========    ==========

    The accompanying notes are an integral part of these financial statements

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                        DECEMBER 31, 2001, 2002, AND 2003

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                         2001            2002            2003
                                                     -----------     -----------     -----------
Current Liabilities:
    Defaulted Convertible Notes .................    $ 1,219,202     $ 1,151,756     $ 1,480,785
    Current Portion of Long Term Debt (Note 5) ..         33,347          31,713          30,392
    Short-Term Loans Payable (Note 6) ...........         63,789          56,815          55,449
    Accounts Payable and Accrued Expenses .......         82,224         141,915         175,
    Other Liabilities ...........................          7,562          76,922          87,0
                                                     -----------     -----------     -----------
       Total Current Liabilities ................    $ 1,406,124     $ 1,459,121     $ 1,745,534
                                                     -----------     -----------     -----------

Stockholders' Investment:
    Common Stock, $.01 Par Value;
    25,000,000 Shares Authorized in 2002,
    25,000,000 Shares Authorized in 2003:
       5,522,416 Shares Outstanding in 2002 and
       18,045,376 Shares Outstanding in 2003 ....    $    47,836     $    49,848     $   175,143
    Less: 15,191 Shares Reacquired and
    and Held in Treasury ........................           (113)           (113)           (113)
                                                     -----------     -----------     -----------
                                                     $    47,723     $    49,735     $   175,030

    Capital Contributed in Excess of Par Value ..      4,508,428       4,445,275       4,480,381
    Retained Earnings ...........................              0               0               0
    Accumulated Deficit .........................     (2,575,492)     (3,817,152)     (4,649,636)
                                                     -----------     -----------     -----------
                                                     $ 1,980,659     $   677,858     $     5,775

   Total Liabilities and Stockholders' Investment    $ 3,386,783     $ 2,136,979     $ 1,751,309
                                                     -----------     -----------     -----------

The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                        DECEMBER 31, 2001, 2002, AND 2003

                                                       2001*            2002            2003
                                                    -----------     -----------     -----------
Sales ..........................................    $   568,083     $   408,258     $   236,107
                                                    -----------     -----------     -----------
Costs and Expenses:
    Cost of Sales ..............................        358,754         828,194         434,264
    Selling, General and Administrative Expenses      1,219,426         756,568         754,438
                                                    -----------     -----------     -----------
                                                      1,578,180       1,584,762       1,188,702

Income/(Loss) From Operations ..................    $(1,010,097)    $(1,176,504)    $  (952,595)
                                                    -----------     -----------     -----------

Other Income (Expenses):
  Interest Income ..............................    $    69,442     $    12,398     $       192
  Interest Expense .............................        (85,777)        (77,554)         73,850
  Sale of New Jersey Tax Loss Carry Forward ....              0               0         193,770
                                                    -----------     -----------     -----------
                                                    $   (16,335)        (65,756)        120,112
                                                    -----------     -----------     -----------

  Income/(Loss) Before Income Taxes ............    $(1,026,432)    $(1,241,660)    $  (832,483)
  Provision for Income Taxes (Notes 1 & 4) .....             --              --              --
                                                    -----------     -----------     -----------
Net Income/(Loss) ..............................    $(1,026,432)    $(1,241,660)    $  (832,483)
  Accum. Earnings/(Deficit,) Beg. of Year ......    $(1,549,060)     (2,575,492)     (3,817,153)
                                                    -----------     -----------     -----------

  Accum. Earnings/(Deficit,) End of Year .......    $(2,575,493)     (3,817,153)     (4,649,636)
                                                    -----------     -----------     -----------

EPS ............................................    $     (0.22)    $     (0.24)    $     (0.10)


* Re- Stated for prior period adjustment of $168,950 For Stock option expense-See Note-12

   The accompanying notes are an integral part of these financial statements.

                                 TECH LABS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                           YEARS 2001, 2002, AND 2003

                                                      Capital in
                               Common Stock           Excess of    Accumulated
                           Shares         Amount      Par Value       Deficit         Total
                         ----------    ----------    ----------     ----------     ----------
Balance
December 31, 2001 ...     5,106,607        47,723     4,508,428     (2,575,493)     1,980,658

Stock Issued ........       415,809         2,012       (63,153)            --        (61,141)

Net Income/(Loss) ...            --            --            --     (1,241,660)    (1,241,660)
                         ----------    ----------    ----------     ----------     ----------
Balance
December 31, 2002 ...     5,522,416        49,735     4,445,275     (3,817,152)       677,858

Stock Issued ........    12,522,960       125,295        35,106             --        160,401

Net Income/(Loss) ...            --            --            --       (832,483)      (832,483)
                         ----------    ----------    ----------     ----------     ----------
Balance
December 31, 2003 ...    18,045,376       175,030     4,480,381     (4,649,636)         5,775

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                        DECEMBER 31, 2001, 2002, AND 2003

                                                     2001*            2002            2003
                                                  -----------     -----------     -----------
Cash Flows From (For) Operating Activities:
    Net Income/(Loss) From Operations ........    $(1,026,432)     (1,241,660)       (832,483)

    Add/(Deduct) Items Not Affecting Cash:
    Depreciation/Amortization (Note 1) .......         31,349          29,201          24,808
    Stock Compensation
     Inventory write-down- ...................        168,950         500,000         250,000
Changes in Operating Assets and Liabilities:
    Marketable Securities ....................         24,333             -0-             -0-
    Accounts Receivable ......................        (18,248)        106,056          (4,963)
    Inventories ..............................       (788,641)       (160,154)        235,856
    Accounts Payable and Accrued Expenses ....         49,263          59,691          33,288
    Other Assets and Liabilities .............         (3,061)         69,360         (68,217)
                                                  -----------     -----------     -----------

Net Cash Flows For Operating Activities ......    $(1,562,488)       (637,506)       (361,711)
                                                  -----------     -----------     -----------

Cash Flows From (For) Investing Activities:
    Increase in Fixed Assets .................    $   (71,689)    $   (88,959)         (9,529)

Net Cash Flows From (For) Investing Activities    $   (71,689)    $   (88,959)         (9,529)
                                                  -----------     -----------     -----------

Cash Flows From (For) Financing Activities:
    Acquisition/(Repayment) of Short Term Debt    $  (284,800)    $  (304,503)        321,341
    Issuance of Common Stock .................        287,534         167,308         160,401
                                                  -----------     -----------     -----------

Net Cash Flows From (For) Financing Activities    $     2,734     $  (137,195)    $   481,742
                                                  -----------     -----------     -----------

Net Increase/(Decrease) in Cash ..............    $(1,631,443)    $  (863,660)    $   110,502
Cash Balance, Beginning of Year ..............      2,523,446         892,003          28,343
                                                  -----------     -----------     -----------

Cash Balance, End of Year ....................    $   892,003     $    28,343     $   138,845
                                                  -----------     -----------     -----------

* Restated for prior period adjustments - See note-13

As of December 31, 2003, an aggregate of $ 373,730 of Convertible Long term Debt was converted into Common Stock.

        In 2002 and 2003, the Company wrote-off $500,000 and $250,000 of obsolete and slow moving inventory.

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        CASH - Includes Tech Labs' checking account at Hudson United Bank plus a Demand Money Market Account at Prudential Securities and Bear Stearns.

        REVENUE RECOGNITION-Tech Labs recognizes all revenues when orders are shipped.

        ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

        INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2001, 2002, and 2003, physical inventories were taken and tested. At December 31, 2002 and December 31, 2003, Inventories were written-down $500,000 and $250,000. These write-downs were for obsolete and slow moving inventory as determined by company management.

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

        INCOME TAXES - Income tax expense is based on reported income and deferred tax credit is provided for temporary differences between book and taxable income. In 2003, the Company sold its state of New Jersey tax loss carry forward for $193,770.

         MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2001, December 31, 2002, and December 31, 2003.

(2)      INVENTORIES:

Inventories at December 31, 2001,2002 and 2003 were as follows:

                                          2001           2002          2003
                                       ----------    ----------    ----------
Raw Materials & Finished Components    $  993,666    $  676,996    $  463,824
Work in Process & Finished Goods       $1,081,813    $1,058,637    $  785,953
                                       ----------    ----------    ----------
                                       $2,075,479    $1,735,633    $1,249,777
                                       ----------    ----------    ----------

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

        Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2001, for the year ended December 31, 2002, and for the year ended December 31, 2003.

        Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                   2001*              2002              2003
                                   ----               ----              ----
Net Income for the
Computation of Basic EPS        (1,026,432)       (1,241,660)         (832,483)
                                ==========        ==========        ==========
Shares for Computation of
Basic EPS                        4,562,823         5,156,679         8,368,992
                                ==========        ==========        ==========

* Restated for Stock option Expense of $ 168,950.

(4) INCOME TAXES:

        At December 31, 2001, 2002, and 2003 the balance of operating loss carryforward was $3,150,073, $ 4,391,733, and $5,224,216 respectively, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

         Loans payable to banks were as follows for the years indicated:

                                                                    CURRENT
YEAR ENDED          PAYEE                     INTEREST RATE         AMOUNT
2001                Hudson United Bank        Prime +1.5%           $33,347
2002                Hudson United Bank        Prime +1.5%           $31,713
2003                Hudson United Bank        Prime +1.5%           $30,392

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

        Demand loans Payable include loans from third parties. The outstanding loan balances due as of December 31, 2001, December 31, 2002 and December 31, 2003 was $63,789 for 2001, $ 56,815 for 2002, and $50,449 for 2003 which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002 and is in default.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

        In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8) COMMITMENTS AND CONTINGENCIES:

        In 1997 Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and WT Sports LTD, whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells. Since 1997, sales and distributions to FUA have been $1.5 million and $240,000, respectively. This agreement was terminated and the unpaid royalties of $13,000 are subject to arbitration.

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

        On August 2, 2002, the Company announced that an Event of Default occurred on the Convertible Notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the noteholders, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continued to seek a cure for the default with the holders of the Convertible Notes, and in October, 2003 a cure was successfully negotiated and is described in the Company's 8-K filed in October, 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                    with Section 16(a) of the Exchange Act.

NAME                       AGE    TITLE
----                       ---    -----

Bernard M. Ciongoli        56     President, Chief Executive Officer, Chief
                                  Financial Officer and Director

Earl M. Bjorndal           51     Vice President and Director

Carmine O. Pellosie, Jr.   60     Secretary and Director

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

SUMMARY COMPENSATION TABLE

                                                              LONG-TERM
                              ANNUAL COMPENSATION          COMPENSATION
                                                          SHARES OF COMMON
                                                           STOCK ISSUABLE
NAME AND 2003                                             UPON EXERCISE OF
PRINCIPAL POSITION      YEAR      SALARY($)    BONUS($)        OPTIONS
--------------         -------    ----------   ---------  ----------------
Bernard M. Ciongoli      2003           *          0                0
President, CEO, CFO      2002    $132,000*         0                0
                         2001    $135,000          0          600,000

---------
* Pursuant to the terms of Mr. Ciongoli's employment agreement with the Company, Mr. Ciongoli was entitled to a salary of $150,000 in 2002 and 2003. Because of the Company's financial difficulties, Mr. Ciongoli elected not to receive all of his salary in 2002. Since January 1, 2003 Mr. Ciongoli, morever, has elected not to receive any salary because of the Company's current financial difficulties. Mr. Ciongoli's unpaid salary is being accrued and shall be paid upon the Company's obtaining adequate resources.


                        OPTION GRANTS IN FISCAL YEAR 2003

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

                            NUMBER OF SHARES
                            OWNED                   % OF
NAME                        BENEFICIALLY            COMMON STOCK
------------------------    ----------------        ------------
Bernard M. Ciongoli         9,625,500               28.58%
Earl Bjorndal               3,370,684               10.01%
Carmine O. Pellosie, Jr.       40,000                  *
Phoenix Capital             1,750,000                5.20%
Partners, LLC
All officers and
directors as a group
(3 persons)                13,036,184               38.70%

* Less than one (1%) percent


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

Item 12.   Certain Relationships and Related Transactions.

         None.

Item 13.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350


           (b) Reports on Form 8-K.

           On June 11, 2003, the Company filed a Current Report (Item V) on
Form 8-K reporting that the Company Tech Laboratories, Inc. received a notice of non-payment and default on May 27, 2003 from two holders of its 6.5% convertible notes issued on October 13, 2000. The Notice of Non-payment and Default states that the maturity date of the Notes was October 13, 2002; that the Company is in default under the terms of the Notes and the subscription agreement entered into by and between the Company and the Noteholders; that $380,000 of principal was presently outstanding and owed to each of the two Noteholders; that in accordance with the terms of the Subscription Agreement, $129,700 of liquidated damages will be owed to each of the two Noteholders as of May 31, 2003; and that $32,499 of interest is due and owed to each of the two Noteholders.

          On October 27, 2003, the Company filed a current report (Item V) on Form 8-K reporting that Tech Laboratories, Inc. (the "Company") issued a press release on October 24, 2003, announcing that it had entered into a Security Agreement and Collateral Agent Agreement dated September 25, 2003 (the "Security Agreement "), pursuant to which it obtained a waiver and thereby cured the existing Event of Default under its outstanding 6.5% convertible promissory notes with the Lenders set forth in such notes ("Lenders". In consideration for the waiver and cure of the Event of Default existing under the notes, the Company agreed to grant the Lenders a security interest in the Company's inventory ("Collateral") as well as additional consideration.

Item 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003 we were billed $10,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $ 9,300for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $ 2,100 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECH LABORATORIES, INC.
                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2004                         TECH LABORATORIES, INC.

                                              By: /s/ Bernard M. Ciongoli
                                                  ------------------------------
                                                  Bernard M. Ciongoli
                                                  President

        As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                          Date
----------                      -------                         ----

/s/Bernard M. Ciongoli          President, CEO, CFO             April 13, 2004
----------------------          and Director
Bernard M. Ciongoli

/s/ Earl M. Bjorndal            Vice President and Director     April 13, 2004
---------------------
Earl M. Bjorndal