Form 10QSB
period 2004-03-31
TECH LABORATORIES INC
filed 2004-05-19
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004.

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

                                 Yes [X] No [_]

      The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of May 20, 2004, there were 36,104,787 shares outstanding.

                             Tech Laboratories, Inc.

                                   FORM 10-QSB

                                Table of Contents

PART I FINANCIAL INFORMATION.................................................  1

Item 1.  Financial Statements................................................  1
         March 31, 2004 and 2003 Balance Sheet (unaudited)...................  1
         Statement of Operations March 31, 2004 and 2003 (unaudited).........  3
         Statements of Cash Flow March 31, 2004 and 2003 (unaudited).........  4
         Notes to Financial Statements.......................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................   8
Item 3.  Controls and Procedures  ..........................................   9

PART II.  OTHER INFORMATION..................................................  9
Item 6.  Exhibits and Reports on Form 8-K....................................  9

SIGNATURES................................................................... 10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                             March 31, 2004 and 2003
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS

                                                             2004             2003
                                                          -----------      -----------
Current Assets:
  Cash                                                    $    46,199      $    85,038
  Marketable Securities                                        40,000           40,000
  Accounts Receivable, Net of
       Allowance for Doubtful Accounts of $25,000              17,555           28,887
  Inventories                                               1,326,785        1,655,386
  Prepaid Expenses                                              6,303            6,303
                                                          -----------      -----------

                 Total Current Assets                     $ 1,436,842      $ 1,815,614
                                                          -----------      -----------

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                        2,247            2,247
  Machinery, Equipment, and Instruments                       607,987          607,987
  Furniture and Fixtures                                      110,140          105,287
                                                          -----------      -----------

                 Total Property, Plant, and Equipment         720,374          715,521
Less:  Accumulated Depreciation & Amortization               (432,796)        (414,248)
                                                          -----------      -----------

                 Net Property, Plant, and Equipment       $   287,578      $   301,273
                                                          -----------      -----------

Other Assets                                              $    12,059      $    12,059
                                                          -----------      -----------

                 Total Assets                             $ 1,736,479      $ 2,128,946
                                                          ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             March 31, 2004 and 2003
                                  Balance Sheet
                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                       2004            2003
                                                                   -----------      -----------
Current Liabilities:
  Defaulted Convertible Notes                                      $ 1,187,369      $ 1,170,181
  Current Portion of Long-Term Debt                                     30,044           29,751
  Short-Term Loans Payable                                              50,450           54,827
  Accounts Payable and Accrued Expenses                                125,229          135,644
  Other Liabilities                                                     87,692           67,425
                                                                   -----------      -----------

                 Total Current Liabilities                         $ 1,480,784      $ 1,460,828
                                                                   -----------      -----------

Stockholders' Investment:
  Common Stock, $.01 Par Value; 250,000,000 Shares Authorized:
       34,082,719 shares outstanding in 2004, 5,522,415
       outstanding in 2003                                         $   335,517      $    49,848
  Less:  15,191 Shares Reacquired and Held in Treasury                    (113)            (113)
                                                                   -----------      -----------

                                                                   $   335,404      $    49,735
                                                                   -----------      -----------

  Capital Contributed in Excess of Par Value                       $ 4,730,704      $ 4,480,381
  Retained Earnings/(Accum. Deficit)                                (4,810,413)      (3,861,998)
                                                                   -----------      -----------
                                                                   $   (79,909)     $   618,353
                                                                   -----------      -----------

      Total Liabilities and Stockholders' Equity                   $ 1,736,479      $ 2,128,946
                                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             Statement of Operations
                             March 31, 2004 and 2003
                                   (unaudited)

                                                       2004             2003
                                                   -----------      -----------
Sales                                              $    51,701      $    94,327
                                                   -----------      -----------

Costs and Expenses:
  Cost of Sales                                         29,811           58,165
  Selling, General, and Administrative Expense         152,932           62,702
                                                   -----------      -----------

                                                       182,743          120,867
                                                   -----------      -----------

Income/(Loss) from Operations                      $  (131,042)     $   (26,540)

Other Income (Expenses):                               (29,735)         (18,306)

Income/(Loss) Before Income Taxes                  $  (160,777)     $   (44,846)
Provision for Income Taxes                                 -0-              -0-
                                                   -----------      -----------

Net Income/(Loss)                                  $  (160,777)     $   (44,846)

Retained Earnings/(Accum. Deficit), Beg. Qtr        (4,649,636)      (3,817,152)
                                                   -----------      -----------

Retained Earnings/(Accum. Deficit), End. Qtr       $(4,810,413)     $(3,861,998)
                                                   -----------      -----------

Earnings Per Share                                 $     (0.02)     $     (0.01)
                                                   ===========      ===========

                             TECH LABORATORIES, INC.

                             Statements of Cash Flow
                             March 31, 2004 and 2003
                                   (unaudited)

                                                     2004*          2003*
                                                   ---------      ---------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                $(160,777)     $ (44,846)

  Add/(Deduct) Items Not Affecting Cash:
                 Depreciation                          4,887          7,900
                 Amortization                            -0-            -0-
  Accrued expenses and other non-cash expenses       111,934            -0-

Changes in Operating Assets and Liabilities
     Marketable Securities                               -0-            -0-
     Accounts Receivable                              (6,448)       (22,743)
     Inventories                                     (77,008)        80,247
     Prepaid Expenses                                    -0-            -0-
     Accounts Payable and Accrued Expenses           (49,771)         3,271
     Other Assets/Liabilities                         83,784         28,943
                                                   ---------      ---------

Net Cash Flow From (For) Operating Activities        (93,399)        52,772
                                                   ---------      ---------

Cash Flows From (For) Investing Activities               753          3,923

Cash Flow From (For) Financing Activities:
  Defaulted Convertible Notes - repayment                -0-            -0-
  Issuance of Common Stock                               -0-            -0-
                                                   ---------      ---------

Net Cash Flow From (For) Financing Activities            -0-            -0-
                                                   ---------      ---------

Net Increase/(Decrease) in Cash                      (92,646)        56,695
Cash Balance Beginning of Year                       138,845         28,343
                                                   ---------      ---------

Cash Balance End of First Quarter                  $  46,199      $  85,038
                                                   ---------      ---------

* As of March 31, 2004, an aggregate of $685,546 of Convertible Long-Term Debt and accrued interest was converted into Common Stock.

                             TECH LABORATORIES, INC.

                          Notes to Financial Statements
                      For the Quarter Ended March 31, 2004
                                   (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CASH - Includes Tech Labs' checking account at Hudson United Bank plus a Demand Money Market Account at Wachovia Securities and Bear Stearns.

      REVENUE RECOGNITION - Tech Labs recognizes all revenues when orders are shipped.

      ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

      INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2002 and 2003, physical inventories were taken and tested. No physical inventory was taken at March 31, 2004.

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

      MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2003 and March 31, 2004.

(2) INVENTORIES:

Inventories at December 31, 2002 and 2003 were as follows:

                                                                      Three Months
                                                                      Ended
                                           2002           2003        March 31, 2004
                                        ----------     ----------     ----------
Raw Materials & Finished Components     $  676,996     $  463,824     $  445,655
Work in Process & Finished Goods        $1,058,637     $  785,953     $  881,130
                                        ----------     ----------     ----------
                                        $1,735,633     $1,249,777     $1,326,785
                                        ----------     ----------     ----------

(3) INCOME/(LOSS) PER SHARE:

      Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2002, for the year ended December 31, 2003 and for the first quarter of 2004.

            Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                                                                Three Months ended
                                                   2002              2003       March 31, 2004
                                                ----------      ----------      ----------
Net Income for the Computation of Basic EPS     (1,241,660)       (832,483)       (160,777)
                                                ==========      ==========      ==========
Shares for Computation of Basic EPS              5,156,679       8,368,992       8,520,680
                                                ==========      ==========      ==========

(4) INCOME TAXES:

      At December 31, 2003, the balance of operating loss carryforward was $5,224,216, and at March 31, 2004, the operating loss carryforward was $5,384,993, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

      Loans payable to banks were as follows for the years indicated:

                                                                  CURRENT          NON-CURRENT
YEAR ENDED             PAYEE                INTEREST RATE         AMOUNT             AMOUNT
----------             -----                -------------         -------            ------
2002                   Hudson United Bank    Prime +1.5%          $31,713
2003                   Hudson United Bank    Prime +1.5%          $30,392
March 31, 2004         Hudson United Bank    Prime +1.5%          $30,044

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

      Demand loans payable include loans from third parties. The outstanding loan balances due as of December 31, 2003 was $55,449 and $50,450 as of March 31, 2004, which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002, and is now in default.

(7) COMMON STOCK:

      In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8) COMMITMENTS AND CONTINGENCIES:

      In 1997 Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and Double T Sports LTD. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells. Since 1997, sales and distributions to FUA have been $1.5 million and $240,000, respectively. This agreement was terminated and unpaid royalties of $13,000 are subject to arbitration.

(9) LONG-TERM CONVERTIBLE DEBT:

      On October 13, 2000, Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of March 31, 2004, $685.546 of principal and interest on the 6.5% convertible notes has been converted into shares of Tech Labs' common stock.

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

      On August 2, 2002, the Company announced that an Event of Default occurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continues to seek a cure for the default with the holders of the 6.5% convertible notes, and in October 2003 Acure was successfully negotiated and is described in the Company's 8-K filed in October, 2003.

(11) GOING CONCERN:

      As a result of operating losses and negative cash flows experienced during 2001, 2002 and 2003 Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

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

      Quarter ending March 31, 2004, compared to Quarter ending March 31, 2003.
      -------------------------------------------------------------------------

      Sales were $51,701 for the first quarter of 2004 as compared to $94,327 for the similar period of 2003. This decrease was due to the continuing effects of the economic downturn. The company is seeking long term contracts with major computer companies. The company believes these contracts will provide future growth in its major product, Dyntrax.

      Cost of sales of $29,811 for the first quarter of 2004 has been decreased by $28,354 compared to the same period of 2003, primarily due to the sales decline.

      Selling, administrative, and general expenses increased by $90,230 compared to the same period of 2003 due to increases in expenses associated with the company's attempts to raise long term capital.

      Loss from operations of ($131,042) increased $(104,502) compared to a loss of ($26,540) for the prior period as a direct result of sale declines and expenses incurred to explore long term financing prospects.

Quarter ending March 31, 2004, compared to year ending December 31, 2003.
-------------------------------------------------------------------------

SIGNIFICANT CHANGES

      During the first quarter of 2004, the Company is still suffering from declining sales.

      Cash Flow for the first quarter of 2004 was ($92,646) as a result of the reductions in sales caused by the downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities utilized cash of ($92,646) during the three months ended March 31, 2004, as compared to generated cash of $56,695 during the three months ended March 31, 2003.

      As a result of operating losses and negative cash flow experienced during 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

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

      On or about November 1, 2003, we were served with a lawsuit filed by W. T. Sports Limited, Salvatore Griscifi, a former Director, and Edward Branca, a former employee. We have filed a response and counter-claim. The first claim involving Salvatore Griscifi and Mr. Branca has been settled. The second claim is in the process of being settled. The last claim with W. T. Sports Limited is going to arbitration, which is mandatory pursuant to a written agreement entered into between the parties in 1987. We believe W. T. Sports Limited will owe us in excess of the plaintiff's claim.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          Not Applicable

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

Date: May 20, 2003

                                TECH LABORATORIES, INC.

                                By: /s/ Bernard M. Ciongoli
                                    --------------------------------------------
                                    Bernard M. Ciongoli
                                    Chief Executive Officer, Principal Financial
                                    Officer and Chief Accounting Officer)