Form 10QSB
period 2004-06-30
TECH LABORATORIES INC
filed 2004-08-16
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 63,954,001 shares of common stock outstanding, $0.01 par value.

PART I FINANCIAL INFORMATION................................................. 1

Item 1. Financial Statements................................................. 1

        June 30, 2004 and 2003 Balance Sheet (unaudited)..................... 1

        Statement of Operations June 30, 2004 and 2003 (unaudited)........... 3

        Statements of Cash Flow for the Six Months Ended June 30,
        2004 and 2003 (unaudited)............................................ 4

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

Item 4. Submission of Matters to a Vote of Security Holders .................10

Item 5. Other Information ...................................................10

Item 6. Exhibits and Reports on Form 8-K ....................................10

SIGNATURES...................................................................10

                             TECH LABORATORIES, INC.

                             June 30, 2004 and 2003
                                  Balance Sheet

                                   (unaudited)

                                     ASSETS

                                                             2004          2003
                                                             ----          ----
Current Assets:
  Cash                                                  $   106,258    $    33,113
  Marketable Securities                                      40,000         40,000
  Accounts Receivable, Net of
       Allowance for Doubtful Accounts of $25,000            10,381         77,438
  Inventories                                             1,429,486      1,636,787
  Prepaid Expenses                                            6,303          6,303
                                                        -----------    -----------

                 Total Current Assets                   $ 1,592,428    $ 1,793,641
                                                        -----------    -----------

Property, Plant, and Equipment, at Cost
  Leasehold Improvements                                      2,247          2,247
  Machinery, Equipment, and Instruments                     608,087        600,070
  Furniture and Fixtures                                    109,183        106,453
                                                        -----------    -----------

                 Total Property, Plant, and Equipment       719,517        708,770
Less:  Accumulated Depreciation & Amortization             (437,683)      (418,135)
                                                        -----------    -----------

                 Net Property, Plant, and Equipment     $   281,834    $   290,635
                                                        -----------    -----------

Other Assets                                            $    12,059    $    12,059
                                                        -----------    -----------
                 Total Assets                           $ 1,886,321    $ 2,096,335
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             June 30, 2004 and 2003
                                  Balance Sheet
                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                      2004           2003
                                                                      ----           ----
Current Liabilities:
  Convertible Notes                                               $ 1,220,996    $ 1,192,291
  Current Portion of Long-Term Debt                                    29,692         30,973
  Short-Term Loans Payable                                             50,449         53,231
  Accounts Payable and Accrued Expenses                               154,904        132,181
  Other Liabilities                                                    62,648         31,033
                                                                  -----------    -----------

                 Total Current Liabilities                        $ 1,518,689    $ 1,439,709
                                                                  -----------    -----------

Stockholders' Investment:
  Common Stock, $.01 Par Value; 25,000,000 Shares Authorized:
       5,143,530 shares outstanding in 2003; 250,000,0000
       Shares Authorized: 50,149,889 shares outstanding in 2004

                                                                  $   523,795    $    49,848

  Less:  15,191 Shares Reacquired and Held in Treasury

                                                                         (113)          (113)
                                                                  -----------    -----------

                                                                  $   523,682    $    49,735
                                                                  -----------    -----------

  Capital Contributed in Excess of Par Value                      $ 4,829,320    $ 4,480,381
  Retained Earnings/(Accum. Deficit)                               (4,985,370)    (3,873,490)
                                                                  -----------    -----------
                                                                  $  (156,050)   $   606,891
                                                                  -----------    -----------

    Total Liabilities and Stockholders' Equity                    $ 1,886,321    $ 2,096,335
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                             Statement of Operations
                             June 30, 2004 and 2003
                                  (unaudited)

                                                      FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                      2003           2004           2003           2004
                                                 -----------    -----------    -----------    -----------
Sales                                            $    75,688    $    13,565    $   170,015    $    65,266
                                                 -----------    -----------    -----------    -----------
Costs and Expenses:
  Cost of Sales                                       55,290          9,053        113,455         38,864
  Selling, General, and
       Administrative Expense                         13,538        160,563         76,240        313,495
                                                 -----------    -----------    -----------    -----------

                                                      68,828        169,616        189,695        352,359
                                                 -----------    -----------    -----------    -----------

Income/(Loss) from Operations                    $     6,860    $  (156,051)       (19,680)      (287,093)
                                                 -----------    -----------    -----------    -----------

Other Income (Expenses):
  Interest Income                                         73             94            192             94
  Interest Expense                               $   (18,425)   $   (19,000)   $   (36,850)   $   (48,735)
                                                 -----------    -----------    -----------    -----------

                                                 $   (18,352)   $   (18,906)   $   (36,658)   $   (48,641)

Income/(Loss) Before Income Taxes                $   (11,492)   $  (174,957)   $   (56,338)   $  (335,734)
Provision for Income Taxes                                 0              0              0              0
                                                 -----------    -----------    -----------    -----------

Net Income/(Loss)                                $   (11,492)   $  (174,957)   $   (56,338)   $  (335,734)

Retained Earnings/(Accum. Deficit), Beg           (3,861,998)    (4,810,413)    (3,817,152)    (4,649,636)
                                                 -----------    -----------    -----------    -----------

Retained Earnings/(Accum. Deficit), End           (3,873,490)    (4,985,370)    (3,873,490)    (4,985,370)
                                                 -----------    -----------    -----------    -----------

Earnings Per Share                               $         0    $     (0.01)   $     (0.01)   $     (0.01)
                                                 -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.

                             Statements of Cash Flow
                            For the Six Months Ended
                             June 30, 2003 and 2004
                                   (unaudited)

                                                          2003          2004
                                                      ------------  ------------
Cash Flow From (For) Operating Activities:
  Net Income/(Loss) From Operations                   $  (56,338)   $  (335,734)


  Add/(Deduct) Items Not Affecting Cash:

     Depreciation/Amortization                             15,034         9,774
Accrued expenses and other non-cash expense                   --        312,102
  Changes in Operating Assets and Liabilities
     Marketable Securities                                     --           --
     Accounts Receivable                                  (71,294)          726
     Inventories                                           98,846      (179,709)
     Accounts Payable                                      (9,734)      (20,096)
     Other Assets/Liabilities                              25,428         3,740
                                                      -----------   -----------
Net Cash Flow From (For) Operating Activities               1,942      (209,197)
                                                      -----------   -----------
Cash Flows From (For) Investing Activities
     Addition of Machinery and Equipment                    2,828         1,610
                                                      -----------   -----------

Net Cash Flow From (For) Investing Activities:              2,828         1,610
                                                      -----------   -----------

Cash Flow From (For) Financing Activities
     Acquisition/(Repayment) of Short/Long Term Debt          -0-       175,000
     Issuance of Common Stock                                 -0-         -0-
                                                      -----------   -----------

Net Cash Flow From (For) Financing Activities                 -0-       175,000
                                                      -----------   -----------

Net Increase/(Decrease) in Cash                       $     4,770   $  ( 32,587)
Cash Balance Beginning of Year                             28,343       138,845
                                                      -----------   -----------

Cash Balance End of Second Quarter                    $    33,113   $   106,258
                                                      -----------   -----------

Significant Non-Cash Financing Activities:
------------------------------------------

      o As of June 30, 2004, $845,919 of Convertible Long-Term Debt and accrued interest was converted into common stock on a cumulative basis.

   The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                          Notes to Financial Statements
                      For the Quarter Ended June 30, 2004
                                   (unaudited)

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

      INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2002 and 2003, physical inventories were taken and tested. No physical inventory was taken at March 31, 2004 and June 30, 2004.

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

      MARKETABLE SECURITIES - The marketable securities are a time deposit at Hudson United Bank. The amount of this deposit was $40,000 as of December 31, 2003, March 31, 2004 and June 30, 2004.

(2) INVENTORIES:
Inventories were as follows:

                                                   Three Months     Six Months
                                        Dec.1,        Ended            Ended
                                         2003     March 31, 2004   June 30, 2004
                                      ----------  --------------   -------------
Raw Materials & Finished Components   $  463,824    $   445,655    $   430,735
Work in Process & Finished Goods      $  705,953    $   881,130        998,751
                                      ----------    -----------    -----------
                                      $1,249,777    $ 1,326,785    $ 1,429,486
                                      ----------    -----------    -----------

(3) INCOME/(LOSS) PER SHARE:

      Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2003, and for the first quarter of 2004 and the six months ended June 30, 2004.

      Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                                          Three Months Ended     Six Months ended
                                                 2003       March 15, 2004         June 30, 2004
                                               --------   ------------------     ----------------
Net Income for the Computation of Basic EPS    (832,483)        (160,777)            (335,734)
                                              =========       ==========           ==========
Shares for Computation of Basic EPS           9,368,992        9,520,680           34,092,160
                                              =========       ==========           ==========

(4) INCOME TAXES:

      At December 31, 2003, the balance of operating loss carryforward was $5,224,216, and at March 31, 2004, the operating loss carryforward was $5,384,993 and at June 30, 2004, the operating loss carry forward was $5,720,727 which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

      Loans payable to banks were as follows for the years indicated:

                                                                CURRENT       NON-CURRENT
YEAR ENDED             PAYEE                  INTEREST RATE     AMOUNT          AMOUNT
----------             -----                 -------------      ------       -------------
2003                   Hudson United Bank     Prime +1.5%       $30,392
March 15, 2004         Hudson United Bank     Prime +1.5%       $30,044
June 30, 2004          Hudson United Bank     Prime +1.5%       $29,692

This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

Marketable Securities are pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

      Demand loans payable include loans from third parties. The outstanding loan balances due as of December 31, 2003 was $55,449 and $50,450 as of March 31, 2004, and $50,449 as of June 30, 2004, which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent (10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002, and is now in default.

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

(9) LONG-TERM CONVERTIBLE DEBT:

      On October 13, 2000, Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of March 31, 2004, $685,546 of principal on the 6.5% convertible notes has been converted into shares of Tech Labs' common stock.

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

      On August 2, 2002, the Company announced that an Event of Default occurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes, which had been granted in order to permit the parties time to negotiate a new agreement. In October 2003 a cure was successfully negotiated and is further described in the Company's 8-K filed in October 2003.

(11) GOING CONCERN:

      As a result of operating losses and negative cash flows experienced during 2001, 2002 and 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

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

                                                                                -----------

(13) DISCLOSURE OF STOCK BASED COMPENSATION:

      Beginning in 2002, Tech Labs adopted the expense provision of the statement of financial accounting standards No.123 and Accounting Principles Board ("APB") opinion No.25. Accordingly all compensations to employees or outside Consultants in the form of common stock awards have been expensed.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

      The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2003.

      Quarter ending June 30, 2004, compared to Quarter ending June 30, 2003.
      -----------------------------------------------------------------------

      Sales were $13,565 for the second quarter of 2004 as compared to $75,688 for the similar period of 2003. This decrease was due to the continuing effects of the economic downturn. The company is seeking long term contracts with major computer companies. The company believes these contracts will provide future growth in its major product, Dyntrax.

      Cost of sales of $9,053 for the second quarter of 2004 has been decreased by $46,297 compared to the same period of 2003, primarily due to the sales decline.

      Selling, administrative, and general expenses increased by $147,025 compared to the same period of 2003 due to increases in expenses associated with the company's attempts to raise long term capital.

      Loss from operations of ($174,957) increased ($163,465) compared to a loss of ($11,492) for the prior period as a direct result of sales declines and expenses incurred to explore long term financing prospects.

     Six months ending June 30, 2004, compared to year ending December 31, 2003.
     --------------------------------------------------------------------------

SIGNIFICANT CHANGES

      During the first half of 2004, the Company is still suffering from the economic downturn.

      Cash Flow for the first half of 2004 was ($32,587) as a result of the reductions in sales caused by the downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities utilized cash of ($32,587) during the six months ended June 30, 2004, as compared to generating cash of $4,770 during the six months ended June 30, 2003.

      As a result of operating losses and negative cash flow experienced during 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern. The company has signed a stand-by equity distribution agreement with Cornell Capital Partners in May 2004, which could potentially provide approximately $8.5 million of future equity financing. The company filed an SB-2 registration Statement in August 2004 registering the shares included in this agreement.

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

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in a lawsuit arising from a letter of intent relating to a small potential transaction we did not complete because we believed there were misrepresentations made to us. A former employee of Tech Labs filed the suit against us in 1995. We believe that the outcome is likely to be favorable, but that our maximum liability if we do not prevail would be $30,000. The suit was transferred to arbitration, but the arbitrator never issued a ruling because the plaintiff never paid the arbitration fee.

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

      A lawsuit was filed against a subsidiary of Tech Labs, Tech Labs Community Networks, Inc. ("TLCN"), in the Superior Court of New Jersey, Passaic County, on February 20, 2003, claiming that the plaintiff delivered certain goods and services to TLCN and is owed $23,856, plus interest and attorney fees. We disagree that any goods or services were contracted to be provided by the plaintiff, and believe we will prevail in this litigation.

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

      On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech Laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account stated, breach of contract, quantum meruit, and unjust enrichment. To date we have not been served with this lawsuit. We disagree with the amount of the unpaid balance owed to the plaintiff and are attempting to negotiate a settlement of the amount owed.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECH LABORATORIES, INC.

Date:   August 13, 2004                 /s/ Bernard M. Ciongoli
                                        --------------------------------
                                        Bernard M. Ciongoli
                                        Chief Executive Officer,
                                        Chief Financial Officer