Form 10QSB
period 2004-09-30
TECH LABORATORIES INC
filed 2004-11-19
CIK 96664

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 205249

                                   ----------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to
      ________________

                        Commission File Number 000-27592
                         ------------------------------

                             TECH LABORATORIES, INC.
                   -------------------------------------------
              (Exact name of Small Business issuer in its charter)

         New Jersey                              22-1436279
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

 955 Belmont Avenue, North Haledon, NJ                07508
--------------------------------------------------------------------------------
(Address of principal executive offices)            (zip code)

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

                         Yes  [X]          No  [_]

      The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 19, 2004, there were 72,047,257 shares outstanding.

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.

   Item 1.   Financial Statements

        Balance Sheet September 30, 2004                                  3

        Statement of Operations for the three and nine
            months ended September 30, 2004 and 2003                      4

        Statement of Cash Flows for the nine months ended
            September 30, 2004 and 2003                                   5

        Notes to Financial Statements                                  6-11

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation             12-15

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                           15

   Item 2.   Changes in Securities                                       15

   Item 3.   Defaults by the Company upon its
             Senior Securities                                           15

   Item 4.   Submission of Matter to a Vote of
             Security Holders                                            15

   Item 5.   Other Information                                           15

   Item 6.   Exhibits and Reports of Form 8-K                            15

                                     PART I.

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             TECH LABORATORIES, INC.
                           September 30, 2003 and 2004
                                  Balance Sheet
                                   (unaudited)

                   ASSETS
                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2003            2004
                                                        -----------    -----------
Current Assets:
  Cash ..............................................    $   45,793     $   43,470

Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $25,000 ....................        16,415        104,293
  Inventories .......................................     1,619,651      1,392,863
  Prepaid Expenses ..................................         6,303          6,303
                                                        -----------    -----------

                 Total Current Assets ...............    $1,688,162     $1,546,929

Property, Plant, and Equipment, at Cost
  Leasehold Improvements ............................         2,247          2,247
  Machinery, Equipment, and Instruments .............       600,070        607,987
  Furniture and Fixtures ............................       109,317        109,378
                                                        -----------    -----------

                 Total Property, Plant, and Equipment       711,634        719,612
       Less:  Accumulated Depreciation & Amortization      (423,022)      (440,223)
                                                        -----------    -----------

                 Net Property, Plant, and Equipment .    $  288,612     $  279,389
                                                        -----------    -----------

Other Assets ........................................    $   12,059     $   14,420
                                                        -----------    -----------

                 Total Assets .......................    $1,988,833     $1,840,738
                                                        ===========    ===========

              The accompanying notes are an integral part of these
                              financial statements.

                             TECH LABORATORIES, INC.
                           September 30, 2003 and 2004
                                  Balance Sheet
                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' INVESTMENTS

                                                                     FOR THE NINE
                                                                     MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 2003           2004
                                                              -----------    -----------
Current Liabilities:
  Defaulted Convertible Notes .............................   $ 1,207,106     $ 1,104154
  Current Portion of Long-Term Debt .......................        30,741         29,306
  Short-Term Loans Payable ................................        53,427         50,449
  Accounts Payable ........................................       105,480        104,139
  Other Liabilities .......................................       177,721         13,941
                                                              -----------    -----------

                 Total Current Liabilities ................   $ 1,574,475    $ 1,301,989
                                                              -----------    -----------

Stockholders' Investment:
  Common Stock, $.01 Par Value;
  25,000,000 Shares Authorized;
  5,143,530 shares outstanding in 2003 250,000,000 ........   $    49,848    $   699,380
  shares authorized; 67,522,832 shares outstanding in 2004    $    49,848    $   699,380
  Less:  15,191 Shares Reacquired and
       Held in Treasury ...................................          (113)          (113)
                                                              -----------    -----------

                                                              $    49,735    $   699,267
                                                              -----------    -----------

  Capital Contributed in Excess of Par Value ..............   $ 4,480,381    $ 4,865,702
  Retained Earnings/(Accum. Deficit) ......................    (4,115,758)    (5,026,220)
                                                              -----------    -----------
                                                                  414,358        538,749

                 Total Liabilities and Stockholders' Equity   $ 1,988,833    $ 1,840,738
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                              financial statements.

                             TECH LABORATORIES, INC.
                         Statement of Operations For The
                       Third Quarter and Nine Months Ended
                           September 30, 2003 and 2004
                                   (unaudited)

                                                        FOR THE THREE                 FOR THE NINE
                                                        MONTHS ENDED                  MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                    2004           2003            2004          2003
                                                 -----------    -----------    -----------    -----------
Sales ........................................   $   164,200    $    32,619    $   229,466    $   202,634
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
  Cost of Sales ..............................        80,711         28,338        119,575        141,793
  Selling, General, and Administrative Expense       116,684        228,049        430,179        304,289
                                                 -----------    -----------    -----------    -----------

                                                     197,395        256,387        549,754        446,082
                                                 -----------    -----------    -----------    -----------

Income/(Loss) from Operations ................       (33,195)   $  (223,768)   $  (320,288)   $  (243,448)

Other Income (Expenses):
  Interest Income ............................            10             --            104
                                                                                                      192
  Interest Expense ...........................         (7665)       (18,500)       (56,400)       (55,350)
                                                 -----------    -----------    -----------    -----------
                                                       (7655)       (18,500)       (56,296)       (55,150)

Income/(Loss) Before Income Taxes ............   $   (40,850)   $  (242,268)   $  (376,584)   $  (298,606)
Provision for Income Taxes ...................            --             --             --             --
                                                 -----------    -----------    -----------    -----------

Net Income/(Loss) ............................   $   (40,850)   $  (242,268)   $  (376,584)   $  (298,606)

Retained Earnings/(Accum. Deficit), Beg ......    (4,985,370)    (3,873,490)    (4,649,636)    (3,817,152)
                                                 -----------    -----------    -----------    -----------

Retained Earnings/(Accum. Deficit), End ......    (5,026,220)   $(4,115,758)    (5,026,220)   $(4,115,758)
                                                 -----------    -----------    -----------    -----------

Earnings Per Share ...........................          $-0-    $     (0.05)   $     (0.01)   $     (0.06)
                                                 -----------    -----------    -----------    -----------

              The accompanying notes are an integral part of these
                              financial statements.

                             TECH LABORATORIES, INC.

                         Statement of Cash Flow For The
                                Nine Months Ended
                           September 30, 2003 and 2004
                                   (unaudited)

                                                             2003          2004
                                                           ---------    ---------
Cash Flow From (For) Operating Activities:
Net Income/(Loss) From Operations ......................   $(298,606)   $(376,584)
  Add/(Deduct) Items Not Affecting Cash:
Depreciation accrued expenses and other non cash expense      19,921      384,231
  Changes in Operating Assets and Liabilities

     Accounts Receivable ...............................     (10,271)     (93,186)
     Inventories .......................................     115,982     (143,096)
     Accounts Payable ..................................     (36,435)     (70,861)
     Other Assets/Liabilities ..........................     186,631      (12,394)
                                                           ---------    ---------

Net Cash Flow For Operating Activities .................     (22,574)    (311,890)
                                                           ---------    ---------

Cash Flows From (For) Investing Activities
  Addition of Machinery and Equipment ..................         (36)       1,515
                                                           ---------    ---------

Net Cash Flow From Investing Activities ................         (36)       1,515
                                                           ---------    ---------

Cash Flow From (For) Financing Activities:
  Acquisition/(Payment) of Short/Long-Term Debt ........         -0-      175,000
  Issuance of Common Stock .............................         -0-          -0-
                                                           ---------    ---------

Net Cash Flow From (For) Financing Activities ..........         -0-      175,000
                                                           ---------    ---------

Net Increase/(Decrease) in Cash ........................     (22,550)    (135,375)
Cash Balance Beginning of Year .........................      68,343      178,845

Cash Balance End of Third Quarter ......................   $  45,793    $  43,470
                                                           ---------    ---------

SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
-----------------------------------------

As of September 30, 2004, an aggregate of $981,761 of Convertible Long-Term Debt was converted into Common Stock.

              The accompanying notes are an integral part of these
                              financial statements.

                             TECH LABORATORIES, INC.
                          Notes to Financial Statements
                    For the Quarter Ended September 30, 2004
                                   (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      CASH - Includes Tech Labs' checking account at Hudson United Bank plus a Demand Money Market Account at Prudential Securities and Bear Stearns and a CD at Hudson United Bank serving as collateral for the current portion long term debt.

      REVENUE RECOGNITION - Tech Labs recognizes all revenues when orders are shipped.

      ACCOUNTS RECEIVABLE - Tech Labs recognizes sales when orders are shipped to customers. The allowance for bad debts is accrued based on a review of customer accounts receivables aging.

      INVENTORIES - Inventories are valued at cost or market, whichever is lower. The FIFO cost method is generally used to determine the cost of the inventories. At December 31, 2002 and 2003, physical inventories were taken and tested. No physical inventory was taken at March 31, 2004 June 30, 2004, and September 30, 2004.

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

      USE OF ESTIMATES

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the associated expenses during the reporting period. Actual results could differ from those estimates.

(2) INVENTORIES:

Inventories were as follows:

                                                    Six Months         Nine Months
                                        Dec.31,        Ended             Ended
                                         2003      June 30, 2004    September, 30 2004
                                      ----------   -------------    ------------------
Raw Materials & Finished Components   $  463,824     $  430,735        $  352,041
Work in Process & Finished Goods ..   $  705,953        998,751        $1,040,822
                                      ----------     ----------        ----------
                                      $1,249,777     $1,429,486        $1,392,863
                                      ----------     ----------        ----------

(3) INCOME/(LOSS) PER SHARE:

      Pursuant to the provisions of SFAS No. 128, "Earnings Per Share," the Net Income/(Loss) per share was calculated on the weighted average number of shares outstanding during the year ended December 31, 2003, for the nine months ended September 30, 2004.

      Fully Diluted Earnings per share would be based on the assumed conversion of all convertible notes. However, these notes are anti-dilutive and have been excluded. The assumed conversion of all outstanding options and warrants were also excluded due to anti-dilution.

                                                           Nine Months ended
                                                 2003        Sept. 30, 2004
                                              -----------  -----------------
Net Income for the Computation of Basic EPS      (832,483)      (376,584)
                                              ===========    ===========
Shares for Computation of Basic EPS .......     9,368,992     42,450,204
                                              ===========    ===========

(4) INCOME TAXES:

      At December 31, 2003, the balance of operating loss carryforward was $5,224,216 and at September 30,2004 the operating loss carryforward was $5,591,587 which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

(5) CURRENT PORTION OF LONG-TERM DEBT:

      Loans payable to banks were as follows for the years indicated:

                                                                              CURRENT          NON-CURRENT
YEAR ENDED             PAYEE                         INTEREST RATE            AMOUNT             AMOUNT
----------             -----                         -------------            ------             ------
2003                   Hudson United Bank            Prime +1.5%              $33,347
March 15, 2004         Hudson United Bank            Prime +1.5%              $31,713
June 30, 2004          Hudson United Bank            Prime +1.5%              $30,741

September 30, 2004 Hudson United Bank Prime +1.5% $29,306 This loan was negotiated in 1995 at an original amount of $35,000 and fluctuated to a maximum of $35,000.

A Time Deposit CD is pledged as collateral on the above loans.

(6) SHORT-TERM LOANS PAYABLE:

      Demand loans payable include loans from third parties. The outstanding loan balances due as of December 31, 2003 was $55,449, and $50,449 as of September 30, 2004 which includes accrued interest for all years. The annual interest rate for these loans ranges between six (6%) percent and ten (10%) percent. In October of 1999, three short-term loans for a total of $200,000 at ten percent(10%) annual interest were completed. Certain contractual revenues were pledged to secure these loans. As of December 31, 2000, $150,000 of such loans were repaid. The remaining $50,000 is outstanding and was due by December 31, 2002, and is now in default.

(7) COMMON STOCK:

      In 1999, Tech Labs filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement was declared effective on February 3, 2000. The offering was completed on May 3, 2000 for total proceeds of $2,273,723.

(8) COMMITMENTS AND CONTINGENCIES:

      In 1997 Tech Labs entered into an exclusive agreement with Elektronik Apparatebau (EAG), FUA Safety Equipment and Double T Sports LTD. whereby it received exclusive rights to manufacture and market IDS products until September 30, 2007 in the US, Canada, and South America. Gross profits will be calculated according to GAAP and distributed quarterly 70% to Tech Labs and 30% to FUA until March 2001. Thereafter, until 2007 quarterly distribution will be based on pretax profits in excess of 16% being shared 70% to Tech Labs and 30% to FUA. In addition, FUA will receive a 5% royalty based on the cost of any IDS products Tech Labs manufactures and sells. Since 1997, sales and distributions to FUA have been $1.4 million and $198,200. $8,000 of distributions are still owed and subject to arbitration.

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

      On August 2, 2002, the Company announced that an Event of Default occurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes, which had been granted in order to permit the parties time to negotiate a new agreement. The Company has negotiated a cure for this default which is described in the Company's Form 8-K filed in October, 2003. In May, 2004, Cornell Capital acquired this convertible debt and signed a stand by equity financing agreement with Tech Labs, Inc. Financing availability is contingent on registration of the shares underlying this agreement. An SB-2 to register these shares is in process.

(11) GOING CONCERN:

      As a result of operating losses and negative cash flows experienced during 2001, 2002, 2003, and nine months ended September 30, 2004 Tech Labs has a tenuous liquidity position. If sales do not improve or alternate financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

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

FULL YEAR 2001
--------------

Closing Balance retained Earnings as reported ....................  $(2,406,542)
Adjustment referenced above ......................................  $  (168,950)
                                                                    -----------

Revised December 31, 2001, Closing Balance of Retained Earnings ..  $(2,575,492)

Net Loss - 2002
                                                                    $(1,241,660)
                                                                    -----------
December 31, 2002, Retained Earnings after prior period Adjustment  $(3,817,152)
                                                                    -----------

(13) DISCLOSURE OF STOCK BASED COMPENSATION:

      Beginning in 2002, Tech Labs adopted the expense provision of financial accounting standards No.123 and Accounting Principles Board ("APB") opinion No.
25. Accordingly, all compensation to employees or outside consultants in the form of common stocks awards have been expensed.

(14) NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS:

      The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2002.

      Quarter ending Sept. 30, 2004, compared to Quarter ending Sept. 30, 2003.

      Sales were $164,200 for the third quarter of 2004 as compared to $32,619 for the similar period of 2003. This increase was due to the sale of IDS Sensors to BAE Systems. The Company continues to seek long term contracts with major computer companies. The company believes these contracts will provide future growth for its major Product DYNTRAX. Cost of sales of $80,711 for the third quarter of 2004 has increased by $52,373 compared to the same period of 2003, primarily due to the BAE sale.

      Selling, administrative, and general expenses decreased by $111,365 compared to the same period of 2003 due to decreases in selling expenses, and expenses associated with the company's attempts to raise long term capital due to the successful completion of the stand by equity agreement.

      Net Loss from operations of $(40,850) decreased $201,418 compared to a loss of ($242,268) for the prior period as a direct result of the BAE sale and declines in expenses incurred to explore long term financing prospects.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities utilized a cash flow of ($135,375) during the nine months ended Sept. 30, 2004, as compared to a cash flow of ($22,550) during the nine months ended Sept. 30, 2003.

      As a result of operating losses and negative cash flow experienced during 2001, 2002 and 2003, and continuing in 2004 Tech Labs has a tenuous liquidity position. If sales do not improve or the new alternative financing is not available in the near future, substantial doubt exists about Tech Labs' ability to continue as a going concern. The company has signed a stand-by equity distribution agreement with Cornell Capital Partners in May 2004, which could potentially provide approximately $8.5 million of future equity financing. The company is in the process of preparing an SB-2 registration Statement registering the shares included in this agreement.

      During the first nine months of 2004, the Company is still suffering from the economic downturn.

      Cash Flow for the first nine months of 2004 was ($135,375) as a result of the downturn in the telcommunications industry plus the cost of seeking alternate financing.

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

On July 30, 2003, a former director an a former employee filed a joint lawsuit in Superior Court of New Jersey, Passaic County against us for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission owed on sales due from under a licensing agreement with us. The claims by the former director and former employee are for about $10,000 and we deny any liability under these claims and are defending this lawsuit. With regard to W.T. Sports, our agreement has an arbitration in case of dispute and therefore we are attempting to move this case to arbitration. We believe that we have a counterclaim, which is far in excess of the amount they claim we owe for the licensing fees. On November 11, 2004 an arbitration hearing took place. The decision by the arbitrator will known by December 10, 2004.

On June 30, 2004, the law firm of Stusberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that The plaintiff delivered certain good and valuable services to Tech Laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the court may deem necessary. The complaint alleges four causes of action including an unpaid account stated, breach of contract, quantum meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We are in the process of filing a counterclaim for overcharging and certain wrongdoing by plaintiff.

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

                                       TECH LABORATORIES, INC.

Date:  November 19, 2003               /s/ Bernard M. Ciongoli
                                       -----------------------------------------
                                       Bernard M. Ciongoli
                                       Chief Executive Officer,
                                       Principal Financial Officer and
                                       Chief Accounting Officer)