Form 10KSB/A
period 2003-12-31
TECH LABORATORIES INC
filed 2005-01-07
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A


     {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

     {_} Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                           Yes {X}          No {_}

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. {_}

State issuer's revenues for its most recent fiscal year: $ 236,107

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

The number of shares of common stock outstanding as of April 12, 2004:
33,682,719

Transitional Small Business Disclosure Format (check one):  Yes {_}   No {X}

                             TECH LABORATORIES, INC.
                                   FORM 10-KSB


                                Table of Contents
Page

Part I .....................................................................  1
    Item 1.    Description of Business .....................................  1
    Item 2.    Description of Property......................................  6
    Item 3.    Legal Proceedings............................................  7

Part II.....................................................................  7
    Item 4.    Submission of Matters to a Vote of Securityholders...........  7
    Item 5.    Market for Common Equity and Related Shareholder Matters.....  7
    Item 6.    Management's Discussion and Analysis or Plan of Operation....  9
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

ITEM 1.  DESCRIPTION OF BUSINESS

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

INDUSTRY

DYNATRAX(TM) NETWORKING MANAGEMENT AND MAINTENANCE TECHNOLOGY

Tech Labs manufactures, markets, and sells a product, which it believes will create a new paradigm on automating and securing high-tech networks at the physical layer. Our product, DynaTraX(TM), a patented, high-speed digital matrix cross-connect switch with a dynamic new technology, can significantly reduce network downtime and achieve substantial cost savings in data and telecommunications networking environments. DynaTraX(TM) has the ability to create a critical and meaningful solution to stop hackers from intruding into networks and, thereby, to thwart cyber- terrorists. DynaTraX(TM) electronically disconnects a hacker, detected by Intrusion Detection Software, and reconnects the hacker to a simulated network within 60 - 90 nanoseconds and allows the user to hold and trace the hacker.

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

Another group of competitors which produces products to manage and maintain the network physical layer consists of NHC, RIT and Cyteck. Of these three companies, NHC is the only one that offers a product comparable to DynaTrax(TM), but which is not as fast as DynaTraX(TM). In addition, V-LAN switching, which is a technology utilized by a number of companies, can be regarded as a competing technology. However, V-LAN switching is limited to a specific type of network, i.e., Ethernet, and not able to support many tasks which our DynaTraX(TM) technology is designed to complete. These tasks are:

          o rearranging network physical layer connections, e.g. moves, adds, and changes of equipment such as computer terminals; fax machines; and printers;

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

NON-MILITARY GOVERNMENT AGENCIES

These government organizations primarily contract out their network support operations. They are under significant pressure to reduce staff and costs while also being asked to do more. In order to achieve these mandates, agencies will have to rely on new technology such as DEMS that can help improve their productivity while at the same time increase network services and reliability. Government agencies are being challenged by Congress regarding their poor track record on protecting their information and network resources against hackers and other unauthorized users.

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

SOURCE OF SUPPLY

Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have multiple sources of supply for each part, component, or service, and during the years ended December 31, 2003 and 2002, cannot characterize any particular company as being our "largest" supplier. We have no long-term agreements with any of our suppliers.

ORDER BACKLOG

The backlog of written firm orders for our products and services as of December 31, 2003, was $37,296.

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

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

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

On July 30, 2003 , a former director, Salvatore Grisafi, and a former employee, Edward Branca, filed a joint lawsuit in Superior Court of New Jersey, Passaic County, against Tech Labs for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission on sales due under a licensing agreement with the company. Tech Labs filed a response and counter-claim. The claims by the former director and former employee were about $10,000. The claims have been settled and satisfied. With regard to W.T. Sports, the agreement had a provision for arbitration in case of any dispute. We believed we had a counterclaim, which was far in excess of the amount the plaintiff claimed Tech Labs owed for the licensing fee. On November 11, 2004 an arbitration hearing took place. On December 21, 2004 the arbitrator awarded $31,000 to W.T. Sports for commission owed by Tech labs. Under the licensing agreement Tech labs can compete with the plaintiff after December 17, 2004.

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Labs filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech labs and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the court may deem necessary. The complaint alleges four causes of action including an unpaid account stated, breach of contract, quantum meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We are in the process of negotiating a settlement with the plaintiff. No agreement has been made as of January 6, 2005.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock has been trading publicly on the OTC Bulletin Board under the symbol "TCHL" since 1994. The table below sets forth the range of quarterly high and low closing sales prices for our common stock on the OTC Bulletin Board during the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or conversion, and may not represent actual transactions.

TCHL COMMON STOCK

                                                           CLOSING PRICE
                                                       ---------------------
                                                       HIGH              LOW
                                                       ----              ---
2003
----
First Quarter.....................................      .05              .01
Second Quarter....................................      .03              .01
Third Quarter.....................................      .05              .01
Fourth Quarter....................................      .19              .02

2004
----
First Quarter.....................................      .55              .06


As of January 7, 2005, there were 406 holders of record of our common stock. The transfer agent for our common stock is Olde Monmouth Stock Transfer Co., Inc. 77 Memorial Parkway, Suite 101, Atlantic Highlands, NJ 07716.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following table sets forth the components of our revenues for each of our major business activities in 2002 and 2003, and their approximate percentage contribution to revenues for the period indicated:



PRODUCT TYPE            2002      % of Revenue     2003    % of Revenue
- ------------          ----      ------------     ----    ------------

Switches             $ 112,786       27.6%          68,036     28.8%
IDS Sensors            256,711       62.9%         109,719     46.5%
Transformers/Coils      35,357        8.6%          40,527     17.2%
Contract Manufacturing   3,404        0.9%          17,825      7.5%
                     ---------     -------       ---------   --------
Totals               $ 408,258      100.0%       $ 236,107    100.0%
                     =========     =======       =========   ========


The following table sets forth the percentages of gross profit for each of our major business activities in 2002 and 2003.

                                        Year Ended December 31,
                                     ------------------------------
PRODUCT TYPE                         2002      2003      Net Change
------------                         ----      ----      ----------

Switches                             75.4%     68.5%       (6.9%)
IDS Sensors                          57.4%     57.0%       (0.4%)
Transformers/Coils                   54.4%     47.8%       (6.6%)
Contract Manufacturing                  *      49.6%       49.6%
Unallocated company expenses,
 including physical inventory
 adjustments factory overhead and
 Inventory Write-Down               (165.2%)  (142.1%)      23.1%
Total company gross profit %             *     (83.9%)     (47.1%)


        * - Negative Percentage

We have continued to shift out of the subcontracting and transformer business, which provides low gross profit margins, for higher gross profit margin products. While rotary switches produce high gross profits, demand for rotary switches is low.

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

Selling, general, and administrative expenses decreased by $55,232 in 2003 as compared to the prior period. This decrease was due to the Company's continuing efforts to reduce these expenses during this economic downturn.

Other Income decreased $154,464 due to the increased interest expense. Losses from operations of $899,493 in 2003 were a direct result of volume declines as well as the inventory write-off and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

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

During 2003, as a result of the economic downturn, we suffered severe operating losses and negative cash flows, which impaired our liquidity position and caused a default on an underlying conversion and redemption agreement related to the convertible notes issued in October 2000. In 2003, Tech Labs' negative cash flow was primarily caused by operating losses plus the buildup of inventory in anticipation of increased sales of our high margin proprietary products, which did not occur.

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

FACTORS THAT MAY AFFECT FUTURE EVENTS

The following factors, among others, could cause actual events and financial results to differ materially from those anticipated by forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

On August 2, 2002, the Company announced that an Event of Default occurred under the terms of the Company's outstanding 6.5% convertible notes (the "Convertible Notes"). The Company was unable to have its registration statement filed April 5, 2002, declared effective by June 29, 2002, as required by the terms of the amended redemption and conversion agreement the Company entered into with the note holders on April 19, 2002 (the "Amended Redemption Agreement"), and was unable to reach a new agreement with the note holders prior to the expiration of the waiver the Company had been granted by the note holders, which had been granted in order to permit the parties time to negotiate a new agreement. Under the terms of the Convertible Notes, the Company is required to maintain an effective registration statement covering the shares of the Company's common stock underlying the Convertible Notes. Under the terms of the Amended Redemption Agreement, the Company had until June 29, 2002, in order to have its registration statement declared effective. The Company is presently in negotiations with the holders to cure the Event of Default, but no assurance can be given as to whether an agreement can be reached with the holders for mutually acceptable terms. If the holders accelerate payment of the principal and interest due under the Notes, the Company will be unable to make payment and may be forced into bankruptcy. In October 2003, the Company negotiated a cure for this default.

In August 2003, we retained a financial advisory firm, Knightsbridge Holdings, LLC as a business consultant to assist in a variety of areas relating our financial, strategic and related development growth. The term of the engagement is six months and shall automatically renew on a month-to-month basis, subject to termination by either party with a twenty-four month follow on period, whereby transactions consummated within the subsequent twenty-four months following the termination of this agreement the transaction may have fees due and payable to the financial advisory firm. Pursuant to this agreement, Knightsbridge has provided general financial services to us and, more specifically, assisted us in the settlement of the default on our outstanding convertible notes.

Historically, we had no patent or copyright protection on our current products, other than aspects of the DynaTraX(TM) product and technology, which was patented on July 2, 2002. Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technologies. Other than with regard to the DynaTraX(TM) patents, we intend to rely substantially on unpatented, proprietary information and know-how. We are also presently prosecuting the patent applications filed in the United States and the European Common Market.

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

ITEM 7.  FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm .....................F-1

Consolidated balance sheet as of December 31, 2003......................F-2, F-3

Consolidated statements of operations for the years ended
December 31, 2003 and 2002...................................................F-4

Consolidated statements of shareholders' equity for the years ended
December 31, 2003 and 2002...................................................F-5

Consolidated statements of cash flows for the years ended
December 31, 2003 and 2002. .................................................F-6

Notes to consolidated financial statements............................F-7 - F-12

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Tech Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Tech Laboratories, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years than ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Laboratories, Inc. as of December 31, 2003 and the results of their operations and cash flows for each of the two years than ended in conformity with accounting principles generally accepted in the United States of America.


/s/DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
January 5, 2005

                             TECH LABORATORIES, INC.
                           Consolidated BALANCE SHEET
                            as of DECEMBER 31, 2003

                                     ASSETS


                                                       2003
                                                   ----------

Current Assets:
  Cash (Including restricted cash)...........      $  165,308
  Accounts Receivable, Net of Allowance
    of $1,000 ......... ......................         10,107
  Inventories  .. ............................      1,249,777
  Prepaid Expense .............................         1,074
                                                   ----------

       Total Current Assets ...................    $1,426,266
                                                   ----------

Property, Plant and Equipment at Cost
    Leasehold Improvements ....................         2,247
    Machinery, Equipment and Instruments ......       607,987
    Furniture and Fixtures ....................       110,893
                                                   ----------
                                                      721,127

  Less: Accumulated Depreciation & Amortization       427,909
                                                   ----------
    Net, Property, Plant and Equipment ........       293,218
                                                   ----------
Other Assets ..................................        12,063
                                                   ----------

       Total Assets ...........................    $1,731,547
                                                   ==========


    The accompanying notes are an integral part of these financial statements

                             TECH LABORATORIES, INC.
                           Consolidated BALANCE SHEET
                             as of DECEMBER 31, 2003


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                         2003
                                                     -----------

Current Liabilities:
    Defaulted Convertible Notes .................    $ 1,480,785
    Note Payable ................................         34,444
    Accounts Payable and Accrued Expenses .......        300,712
    Other Liabilities ...........................          3,271
                                                     -----------
       Total Current Liabilities ................      1,819,212
                                                     -----------

Shareholders' Investment:
    Common Stock, $.01 Par Value;
        25,000,000 Shares Authorized
          18,045,376 Shares Issued...............         175,143
          Less: 15,191 Shares Reacquired and
            and Held in Treasury ................            (113)
                                                      -----------
                                                          175,030

    Capital Contributed in Excess of Par Value ..       4,480,381
    Accumulated Deficit .........................      (4,743,076)
                                                     -----------
                                                          (87,665)

   Total Liabilities and Shareholders' Investment     $ 1,731,547
                                                      -----------


The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                      Consolidated STATEMENTS OF OPERATIONS
                 For the years ended DECEMBER 31, 2002 and 2003



                                                       2002              2003
                                                    -----------       -----------
Sales ..........................................    $   408,258       $   236,107
                                                    -----------       -----------
Costs and Expenses:
    Cost of Sales ..............................        828,194           434,264
    Selling, General and Administrative Expenses        756,568           701,336
                                                    -----------       -----------
                                                      1,584,762         1,135,600

Income(Loss) From Operations ..................    $(1,176,504)      $  (899,493)
                                                    -----------       -----------

Other Income (Expenses):
  Interest Income ..............................    $    12,398     $         113
  Interest Expense .............................        (77,554)         (220,313)
                                                      -----------      -----------
                                                        (65,756)         (220,200)
                                                    -----------       -----------

  Loss Before Income Taxes .....................    $(1,241,660)      $(1,119,693)
  Income Taxes Benefit .........................         --               193,770
                                                    -----------       -----------
Net Loss .......................................    $(1,241,660)      $  (925,923)
  Accumulated Deficit Beg. of Year .............     (2,575,492)       (3,817,153)
                                                    -----------       -----------

  Accumulated Deficit End of Year ..............    $(3,817,153)      $(4,743,076)
                                                    -----------       -----------

Loss per share, basic and diluted............       $     (0.24)      $     (0.12)

Basic and diluted weighted average shares outstanding 6,156,679         7,926,675


The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                 Consolidated STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended DECEMBER 31, 2002 and 2003


                                              Capital in
                          Common Stock         Excess of    Accumulated
                    Shares         Amount      Par Value      Deficit       Total
                  ----------    ----------    ----------     ----------   ----------
Balance
January 1, 2002.   5,106,607       $47,723    $4,508,428    $(2,575,493)   $1,980,658

Stock Issued ...     415,809         2,012       (63,153)        --           (61,141)

Net Loss ...           --            --            --        (1,241,660)   (1,241,660)
                   ----------    ----------    ----------     ----------   ----------
Balance
December 31, 2002  5,522,416        49,735     4,445,275     (3,817,152)      677,858

Stock Issued ...  12,522,960       125,295        35,106          --           160,401

Net Loss ...           --            --            --          (925,923)     (925,923)
                   ----------    ----------    ----------     ----------    ----------
Balance
December 31, 2003 18,045,376      $175,030    $4,480,381    $(4,743,676)     $(87,665)

The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                      Consolidated STATEMENTS OF CASH FLOWS
                 For the years ended DECEMBER 31, 2002, AND 2003


                                                     2002            2003
                                                  -----------     -----------

Cash Flows From (For) Operating Activities:
    Net Income(Loss) From Operations ........     $(1,241,660)       (925,923)

    Add/(Deduct) Items Not Affecting Cash:
    Depreciation/Amortization  ..............          29,201         (24,808)
    Doubtful accounts expense                              --         (48,000)
    Stock Compensation ......................              --         50,000
    Inventory write-down  ...................         500,000         250,000
Changes in Operating Assets and Liabilities:
    Accounts Receivable ......................        106,056          (4,349)
    Inventories ..............................       (160,154)        235,856
    Accounts Payable and Accrued Expenses ....         59,691         157,182
    Other Assets and Liabilities .............         69,360         (68,426)
                                                   -----------     -----------

Net Cash Flows For Operating Activities ......       (637,506)       (328,852)
                                                   -----------     -----------

Cash Flows From (For) Investing Activities:
    Purchase of Equipment .................           (88,959)         (9,529)
                                                   -----------     -----------

Cash Flows From (For) Financing Activities:
    Acquisition(Repayment) of Short Term Debt        (304,503)        324,945
    Issuance of Common Stock .................        167,308         110,401
                                                  -----------     -----------

Net Cash Flows From (For) Financing Activities       (137,195)        435,346
                                                  -----------     -----------

Net Increase(Decrease) in Cash ..............        (863,660)         96,965
Cash Balance, Beginning of Year ..............        932,003          68,343
                                                   -----------     -----------

Cash Balance, End of Year ....................    $    68,343     $   165,308
                                                  -----------     -----------

The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                    NOTES TO Consolidated FINANCIAL STATEMENTS



NOTE 1 - NATURE OF OPERATIONS

        Tech Laboratories, Inc. ("Tech Labs" or the "Company") manufactures and sells various electrical and electronic components and systems. During 2003, we continued to develop DynaTraX(TM) high-speed digital switch matrix system, an electronic switching unit for network management and security. This equipment manages video and data transmissions on a network. We also manufacture and sell standard and customized transformers, and rotary switches and intrusion detection systems.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly owned subsidiary, Tech Logistics, Inc., formed in 1997. All of Tech Logistics' accounts and transactions are consolidated on the Tech Laboratories, Inc. financial statements.

         ACCOUNTS RECEIVABLE

         Trade accounts receivable is recorded net of allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

         INVENTORIES

         Inventories at December 31, 2003 consisted of the following, net of write-down of $250,000 for obsolete and slow moving items:

                                                   2003
                                                ----------
         Raw Materials & Finished Components    $  463,824
         Work in Process & Finished Goods       $  785,953
                                                ----------
                                                $1,249,777
                                                ----------



         PROPERTY AND EQUIPMENT DEPRECIATION

         Depreciation is provided for by straight-line methods over the estimated useful lives of the assets, which vary from five to seven years. Cost of repairs and maintenance are charged to operations in the period incurred.

         EARNINGS PER SHARE

         Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive.

         CASH AND CASH EQUIVALENTS

         The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         LONG-LIVED ASSETS

         The company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         REVENUE RECOGNITION

         The Company recognizes product revenue at the time of shipment.

         RESEARCH AND DEVELOPMENT

         Research and development expenditures are expensed as incurred.

         INCOME TAXES

         At December 31, 2003 the company had a net operating loss carryforward of $5,224,216 which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

         The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

         ADVERTISING COSTS

         Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended December 31, 2003 and 2003 were nominal.

         STOCK-BASED COMPENSATION

         On October 10, 2003 6,000,000 shares of Tech Laboratories, Inc. stock was issued to Messrs. Ciongoli and Bjorndal, President and Vice-President, respectively in consideration for assignment to Triple Crown Consulting of back payroll owed for services rendered to the Company in 2001, 2002 and 2003.

         WARRANTIES

         The Company offers warranties on all products, including parts and labor that ranges from one (1) to five (5) years depending on the type of product. The Company passes along any OEM warranty to the end user if applicable. The Company charges operations with warranty expenses as incurred.

         SEGMENT INFORMATION

         Sales of switches and IDS sensors made up 75% and 90% of our revenues in 2003 and 2002 respectively.

         FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (Statement 131"), that establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company primarily provides products and services for various test and security control systems. The company considers all of its operations as one segment because expenses support multiple products and services. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

         RECENT PRONOUNCEMENTS

         In December 2003, The Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 3 - LEASE OBLIGATIONS

Lease expenses consisting principally of office and warehouse rentals, totaled $56,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 the Company's future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are presented in the table below:

            Year ending December 31:     Total

            2004                                 $57,000
            2005                                  57,000
            2006                                  58,000
            2007                                  19,000
                                                  ------
            Total                               $191,000

NOTE 3 - INCOME TAXES

The provision for taxes for the year ended December 31, 2003 and 2002 includes the following:

                                                     2002            2003
                                                  -----------     -----------
Current
    Federal
    State

Deferred
    Federal
    State


The components of the deferred tax accounts as of December 31, 2003 and 2002 are as follows:

                                                     2002            2003
                                                  -----------     -----------
Deferred tax assets
    Net operating loss carryforward               $ 1,500,000     $ 1,800,000
    Other                                                   -               -
                                                  -----------     -----------
Valuation allowance                               $ 1,500,000     $ 1,800,000
Net deferred tax assets                                     0               0

The valuation at December 31, 2003 was

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                     2002            2003
                                                  -----------     -----------

    Expected federal tax at statutory rate...
    State taxes, net of federal tax rate.....
    Change in valuation allowance............         500,000         300,000
                                                  -----------     -----------

Net Cash Flows For Operating Activities ......       (637,506)       (328,852)
                                                  -----------     -----------

Cash Flows From (For) Investing Activities:
    Purchase of Equipment .................           (88,959)         (9,529)
                                                  -----------     -----------

                             TECH LABORATORIES, INC.
                          NOTES TO Consolidated FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE

This consists of a note payable to Hudson United Bank, with a balance of $34,444 due on demand, with an annual interest rate of prime + 1.5%. The note is secured by a certificate of deposit in the amount of $40,000.

NOTE 6 - LONG-TERM CONVERTIBLE DEBT

On October 13, 2000 Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the note holders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of December 31, 2002, $373,730 of principal on the convertible notes has been converted into shares of Tech Labs' common stock.

On January 11, 2002, Tech Labs entered into a conversion and redemption agreement concerning the Long- Term Debt referenced in Note (9). An Event of Default, as defined in the 6.5% convertible notes Tech Labs issued in October 2000, occurred on January 25, 2002, when Tech Labs was unable to make the first payment of $750,000 to the holders of the notes.

On April 19, 2002, Tech Labs successfully negotiated a cure of the default referenced above. This cure required that Tech Labs' registration statement, filed with the Securities and Exchange Commission on April 5, 2002,covering the shares underlying the 6.5% convertible notes, to have been declared effective on or before June 29, 2002. If the registration statement was declared effective by such date and Tech Labs made certain payments described in Tech Labs' report on Form 8-K filed April 25, 2002, the maturity date of the 6.5% convertible notes would have been extended from October 13, 2002 to December 30, 2002.

On August 2, 2002, the Company announced that an Event of Default occurred on the Convertible Notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the note holders, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continued to seek a cure for the default with the holders of the Convertible Notes, and in October, 2003 a cure was successfully negotiated and is described in the Company's 8-K filed in October, 2003.

As of December 31, 2003, an aggregate of $ 373,730 of Convertible Long term Debt was converted into Common Stock.

NOTE 7 - EMPLOYEE CONTRACT

The Company has an employment contract with its chief operating officer. The agreement is for a term of five (5) years with Mr. Ciongoli, dated as of August 1, 2001, which agreement supersedes the employment agreement that was in effect with Mr. Ciongoli dated October 1, 1998, as amended June 18, 1999, and February 21, 2001. Mr. Ciongoli is compensated under the terms of the employment agreement at the base salary rate of $150,000 per annum. Mr. Ciongoli is also entitled to receive two percent (2%) of our sales in excess of $1,000,000 during any year he is employed by us. In addition, Mr. Ciongoli was granted an option, exercisable for five (5) years from the date of grant, to purchase up to 500,000 shares of stock at $.43 per share, which option vests in increments of 100,000 shares every six (6) months since February 1, 2002.

The agreement is automatically renewable for three (3) years unless either party terminates the agreement in writing at least 180 days prior to the expiration of the initial term period.

NOTE 8 - SUBSEQUENT EVENTS

On November 15, 2004, a three-year option to purchase common stock of Tech Laboratories, inc. was granted by the majority members of the Board of Directors of Tech Laboratories, inc. to certain directors and employees at $.005 per share. The closing price of TCHL stock on November 15th, 2004 was $.01 per share. The total number of options granted was 12,500,000.

The Company had a dispute with W.T. Sports, LTD, et al over a certain agreement. The matter was arbitrated and on December 27, 2004 the arbitrator awarded WT Sports LTD the amount of $35,148. This amount is payable by January 31, 2005 and has been accrued on the accompanying financial statements.


NOTE 11 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

NOTE 12 - CONTROLS AND PROCEDURES

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

NAME                       AGE    TITLE
----                       ---    -----

Bernard M. Ciongoli        56     President, Chief Executive Officer, Chief
                                  Financial Officer and Director

Earl M. Bjorndal           52     Vice President and Director

Carmine O. Pellosie, Jr.   60     Secretary and Director

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


           (b) Reports on Form 8-K.

           On June 11, 2003, the Company filed a Current Report (Item V) on Form 8-K reporting that the Company Tech Laboratories, Inc. received a notice of non-payment and default on May 27, 2003 from two holders of its 6.5% convertible notes issued on October 13, 2000. The Notice of Non-payment and Default states that the maturity date of the Notes was October 13, 2002; that the Company is in default under the terms of the Notes and the subscription agreement entered into by and between the Company and the Note holders; that $380,000 of principal was presently outstanding and owed to each of the two Note holders; that in accordance with the terms of the Subscription Agreement, $129,700 of liquidated damages will be owed to each of the two Note holders as of May 31, 2003; and that $32,499 of interest is due and owed to each of the two Note holders.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We were billed a total of $15,000 by our principal accountant for audit fees for the years 2003 and 2002.

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

Date:   January 7, 2005                       TECH LABORATORIES, INC.

                                              By: /s/ Bernard M. Ciongoli
                                                  ------------------------------
                                                  Bernard M. Ciongoli
                                                  President

        As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                          Date
----------                      -------                         ----

/s/Bernard M. Ciongoli          President, CEO, CFO             January 7, 2005
----------------------          and Director
Bernard M. Ciongoli

/s/ Earl M. Bjorndal            Vice President and Director     January 7, 2005
---------------------
Earl M. Bjorndal