Form 10KSB/A
period 2003-12-31
TECH LABORATORIES INC
filed 2005-01-21
CIK 96664

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

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

            New Jersey                                 22-1436279
  ------------------------------          ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

  955 Belmont Avenue, North Haledon, New Jersey                07508
  ---------------------------------------------                -----
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

The number of shares of common stock outstanding as of April 12, 2004:
33,682,719

Transitional Small Business Disclosure Format (check one):  Yes {_}   No {X}

                             TECH LABORATORIES, INC.
                                  FORM 10-KSB/A

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

Part III.............................................. .................. III-1
    Item 9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act ............................................. III-1
    Item 10.   Executive Compensation.................................... III-1
    Item 11.   Security Ownership of Certain Beneficial Owners and
               Management ............................................... III-1
    Item 12.   Certain Relationships and Related Transactions............ III-1
    Item 13.   Exhibits and Reports on Form 8-K.......................... III-1
    Item 14.   Evaluation of Disclosure Controls and Procedures ......... III-4

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

There are at least four companies that have products that compete with the DynaTraX(TM) product. However, we believe none of these competitors offer a product with all of the features or capabilities of DynaTraX(TM). We continue to believe that competition in the sale of our DynaTraX(TM) products will be on the basis of price, features, service and technical support. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution. Competition for network management products comes from several different sources. One source of competition is the designated employees of large organizations, which have been hired to manage and maintain their internal networks. However, we believe the growing need to control and reduce costs by using technology such as DynaTraX(TM) to automate tasks otherwise performed by expensive technical labor, will provide Tech Labs with market opportunities.

Another group of competitors, which produces products to manage and maintain the network physical layer, consists of NHC, RIT and Cyteck. Of these three companies, NHC is the only one that offers a product comparable to DynaTrax(TM), but which is not as fast as DynaTraX(TM). In addition, V-LAN switching, which is a technology utilized by a number of companies, can be regarded as a competing technology. However, V-LAN switching is limited to a specific type of network, i.e., Ethernet, and not able to support many tasks which our DynaTraX(TM) technology is designed to complete. These tasks are:

      o rearranging network physical layer connections, e.g. moves, adds, and changes of equipment such as computer terminals; fax machines; and printers;

      o     testing circuits;

      o managing and maintaining end-to-end network configuration, which is the connection between different points on a network from the telecommunications closet to the user outlet; and

      o     maintaining asset inventory records

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

Marketing Strategies

Marketing
Subject to available resources, we will employ a marketing program consisting of:

Typical Resale Channel Partners
These are technically qualified networking systems integration, implementation and management type companies, in the business of providing network project-management consulting services and/or on-site implementation, installation and maintenance support services. The companies Tech Labs deals with will be working in the markets (commercial or government) the Company has targeted and already established a customer base.

Building Sales and Sales Leads
In addition to the already existing networks of existing and potential clients known by the Company's managers and resale channel partners, Tech Labs will also embark on a promotion program consisting of advertising in trade journals, trade show participation and mailing campaigns. The Company is establishing itself as a certified approved partner of large Enterprise Management systems providers, as well as large networking equipment companies where there is a fit for integrating the Company's technology with these companies' technologies and products.

Advertising
This will be a program for both commercial and military markets involving a focused DynaTraX(TM) Enterprise Management Solution campaign in trade magazines, including commercial and government oriented trade magazines.

Trade Shows
The Company hopes to participate in industry and government focused trade shows.

Mailing Campaign
Tech Labs will use commercial and government industry mailing lists available through industry trade organizations. These lists will be territorially arranged focusing on the proper person or groups involved in specifying, recommending and/or purchasing DynaTraX(TM) products.

Certified Partners Programs
Working under such arrangements, the Company expects to be able to co-promote its technology through its existing sales channels and marketing programs. In some instances, these organizations will even sell the product through their sales organization catalogs as a value-added product or as an OEM.

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

Patents
In connection with our acquisition of the DynaTraX(TM) assets, we acquired certain patents and pending patent applications. Four patents have been granted in Great Britain, which are listed below:

      o Patent title: User Interface for Local Area Network. This patent covers technology, which allows communication between the user and the equipment controlling the network. This patent expires in 2013.

      o Patent title: Token Ring. This patent covers technology, which transmits information between devices on a network. This patent expires in 2013.

      o Patent title: Half Duplex Circuit for Local Area Network. This patent covers technology, which allows one-way communication either to or from the Local Area Network. This patent expires in 2013.

      o Patent title: Matrix Switch Arrangement. This patent covers the technology of a switch that can connect or disconnect one or more devices on a network. This patent expires 2015.

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

On July 30, 2003, a former director, Salvatore Grisafi, and a former employee, Edward Branca, filed a joint lawsuit in Superior Court of New Jersey, Passaic County, against Tech Labs for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission on sales due under a licensing agreement with the company. Tech Labs filed a response and counter-claim. The claims by the former director and former employee were about $10,000. The claims have been settled and satisfied. With regard to W.T. Sports, the agreement had a provision for arbitration in case of any dispute. We believed we had a counterclaim, which was far in excess of the amount the plaintiff claimed Tech Labs owed for the licensing fee. On November 11, 2004 an arbitration hearing took place. On December 21, 2004 the arbitrator awarded $31,000 to W.T. Sports for commission owed by Tech labs. Under the licensing agreement Tech labs can compete with the plaintiff after December 17, 2004.

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Labs filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech labs and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the court may deem necessary. The complaint alleges four causes of action including an unpaid account stated, breach of contract, quantum merit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We are in the process of negotiating a settlement with the plaintiff. No agreement has been made as of January 6, 2005.

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

TCHL COMMON STOCK

                                                              CLOSING PRICE
                                                             ---------------
2003                                                      HIGH              LOW
------                                                    ----              ----
First Quarter                                              .05              .01
Second Quarter                                             .03              .01
Third Quarter                                              .05              .01
Fourth Quarter                                             .19              .02

2004
First Quarter                                              .55              .06

As of January 7, 2005, there were 406 holders of record of our common stock. The transfer agent for our common stock is:

                           Olde Monmouth Stock Transfer Co., Inc.
                           Suite 101, 77 Memorial Parkway,
                           Atlantic Highlands, NJ 07716.

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

The following table sets forth the components of our revenues for each of our major business activities in 2002 and 2003, and their approximate percentage contribution to revenues for the period indicated:

PRODUCT TYPE           2002      % of Revenue       2003    % of Revenue
------------------     ----       ------------       -----   ------------

Switches             $ 112,786       27.6%            68,036      28.8%
IDS Sensors            256,711       62.9%           109,719      46.5%
Transformers/Coils      35,357        8.6%            40,527      17.2%
Contract Manufacturing   3,404        0.9%            17,825       7.5%
                                                      ------       ----

Totals               $ 408,258      100.0%         $ 236,107     100.0%
                     =========      ======         =========     ======

The following table sets forth the percentages of gross profit for each of our major business activities in 2002 and 2003.

                                         Year Ended December 31,

PRODUCT TYPE                         2002      2003      Net Change
------------                         ----      ----      ----------

Switches                             75.4%    68.5%       (6.9%)
IDS Sensors                          57.4%    57.0%       (0.4%)
Transformers/Coils                   54.4%    47.8%       (6.6%)
Contract Manufacturing                  *     49.6%       49.6%
Unallocated company expenses,
 including physical inventory
 adjustments factory overhead and
 Inventory Write-Down               (165.2%)  (142.1%)    23.1%
Total company gross profit %             *     (83.9%)   (47.1%)

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

There is a risk that our current products may malfunction and cause loss of, or error in, data, loss of man-hours, damage to, or destruction of, equipment or delays. Consequently, we as the manufacturer of components, assemblies and devices may be subject to claims if such malfunctions or breakdowns occur. We are not aware of any past or present claims against us. We cannot predict at this time our potential liability if customers make claims against us asserting that DynaTraX(TM), or other products fail to function. Since we have no insurance we could incur substantial expenses defending ourselves against a product liability claim.

In connection with the acquisition of the DynaTraX(TM) technology, we acquired digital switches, finished products and parts from NORDX/CDT. We do not have insurance on that inventory. Damage or destruction of some or the entire inventory by fire, theft or by acts of nature would result in substantial losses and would harm our business.

Item 7.  Financial Statements

Report of Independent Registered Public Accounting Firm .....................F-1

Consolidated Balance Sheet as of December 31, 2003......................F-2, F-3

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002...................................................F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2003 and 2002...................................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002  .................................................F-6

Notes to Consolidated Financial Statements............................F-7 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tech Laboratories, Inc.,

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

/s/DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
January 5, 2005

                             TECH LABORATORIES, INC.
                           Consolidated BALANCE SHEET
                             as of DECEMBER 31, 2003

                                     ASSETS

                                                                          2003
                                                                      ----------
Current Assets:
  Cash (Including restricted cash)                                       165,308
  Accounts Receivable, Net of Allowance
    of $1,000                                                             10,107
  Inventories                                                          1,249,777
  Prepaid Expense                                                          1,074
                                                                      ----------

       Total Current Assets                                           $1,426,266
                                                                      ----------

Property, Plant and Equipment at Cost
    Leasehold Improvements                                                 2,247
    Machinery, Equipment and Instruments                                 607,987
    Furniture and Fixtures                                               110,893
                                                                      ----------

                                                                         721,127

  Less: Accumulated Depreciation & Amortization                          427,909
                                                                      ----------

    Net, Property, Plant and Equipment                                   293,218
                                                                      ----------

Other                                                                     12,063
                                                                      ----------

       Total Assets                                                   $1,731,547
                                                                      ==========

The accompanying notes are an integral part of these financial statements

                             TECH LABORATORIES, INC.
                           Consolidated BALANCE SHEET
                             as of DECEMBER 31, 2003

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                        2003
                                                                    -----------
Current Liabilities:
         Defaulted Convertible Notes                                $ 1,480,785
         Note Payable                                                    34,444
         Accounts Payable and Accrued Expenses                          300,712
         Other Liabilities                                                3,271
                                                                    -----------

         Total Current Liabilities                                    1,819,212
                                                                    -----------

Shareholders' Investment:
         Common Stock, $.01 Par Value;
                  25,000,000 Shares Authorized
                  18,045,376 Shares Issued                              175,143
         Less: 15,191 Shares Reacquired and
                  and Held in Treasury                                     (113)
                                                                    -----------

                                                                        175,030

Capital Contributed in Excess of Par Value                            4,480,381
         Accumulated Deficit                                         (4,743,076)
                                                                    -----------

                                                                        (87,665)

Total Liabilities and Shareholders' Investment                      $ 1,731,547
                                                                    -----------

The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                      Consolidated STATEMENTS OF OPERATIONS
                 For the years ended DECEMBER 31, 2002 and 2003

                                                           2002           2003
                                                        -----------    -----------
Sales                                                   $   408,258    $   236,107
                                                        -----------    -----------

Costs and Expenses:
         Cost of Sales                                      828,194        434,264
         Selling, General and Administrative Expenses       756,568        701,336
                                                        -----------    -----------
                                                          1,584,762      1,135,600

Income (Loss) From Operations                           $(1,176,504)   $  (899,493)
                                                        -----------    -----------

Other Income (Expenses):
         Interest Income                                $    12,398    $       113
         Interest Expense                                   (77,554)      (220,313)
                                                        -----------    -----------
                                                            (65,756)      (220,200)

  Loss Before Income Taxes                              $(1,241,660)   $(1,119,693)
  Income Taxes Benefit                                           --        193,770
                                                        -----------    -----------

Net Loss                                                $(1,241,660)   $  (925,923)
         Accumulated Deficit Beg. of Year                (2,575,492)    (3,817,153)
                                                        -----------    -----------
         Accumulated Deficit End of Year                $(3,817,153)   $(4,743,076)
                                                        -----------    -----------

Loss per share, basic and diluted                       $     (0.24)   $     (0.12)

Basic and diluted weighted average shares outstanding     6,156,679      7,926,675

The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                 Consolidated STATEMENT OF SHAREHOLDERS' EQUITY
                 For the years ended DECEMBER 31, 2002 and 2003

                                                  Capital in
                           Common Stock    Excess of    Accumulated
                        Shares        Amount      Par Value      Deficit          Total
                     --------------------------------------------------------------------
Balance
January 1, 2002       5,106,607   $    47,723   $ 4,508,428    $(2,575,493)   $ 1,980,658

Stock Issued            415,809         2,012       (63,153)            --        (61,141)

Net Loss                     --            --            --     (1,241,660)    (1,241,660)
                     ----------   -----------   -----------    -----------    -----------

Balance
December 31, 2002     5,522,416        49,735     4,445,275     (3,817,152        677,858

Stock Issued          5,000,000        50,000            --             --         50,000
  (for services)

Stock Issued          7,522,960        75,295        35,106             --        110,401

Net Loss                     --            --            --       (890,775)      (890,775)
                     ----------   -----------   -----------    -----------    -----------

Balance
December 31, 2003    18,045,376   $   175,030   $ 4,480,381    $(4,743,676)   $   (87,665)

The accompanying notes are an integral part of these financial statements.

                             TECH LABORATORIES, INC.
                      Consolidated STATEMENTS OF CASH FLOWS
                 For the years ended DECEMBER 31, 2002, AND 2003

                                                            2002            2003
                                                        -----------    -----------
Cash Flows From (For) Operating Activities:
         Net Income (Loss) From Operations              $(1,241,660)      (925,923)

         Add/(Deduct) Items Not Affecting Cash:
         Depreciation/Amortization                           29,201        (24,808)
         Doubtful accounts expense                               --        (48,000)
         Stock Compensation                                      --         50,000
         Inventory write-down                               500,000        250,000
Changes in Operating Assets and Liabilities:
         Accounts Receivable                                106,056         (4,349)
         Inventories                                       (160,154)       235,856
         Accounts Payable and Accrued Expenses               59,691        157,182
         Other Assets and Liabilities                        69,360        (68,426)
                                                        -----------    -----------

Net Cash Flows For Operating Activities                    (637,506)      (328,852)
                                                        -----------    -----------

Cash Flows From (For) Investing Activities:
    Purchase of Equipment                                   (88,959)        (9,529)
                                                        -----------    -----------

Cash Flows From (For) Financing Activities:
    Acquisition (Repayment) of Short Term Debt             (304,503)       324,945
    Issuance of Common Stock                                167,308        110,401
                                                        -----------    -----------

Net Cash Flows From (For) Financing Activities             (137,195)       435,346
                                                        -----------    -----------

Net Increase (Decrease) in Cash                            (863,660)        96,965
Cash Balance, Beginning of Year                             932,003         68,343
                                                        -----------    -----------

Cash Balance, End of Year                               $    68,343    $   165,308
                                                        -----------    -----------

Non-cash Transaction:
         Issuance of common stock to pay back payroll

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

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 2003 consisted of the following, net of write-down of $250,000 for obsolete and slow moving items:

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

Note 3 - Lease Obligations

Lease expenses consisting principally of office and warehouse rentals, totaled $56,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 the Company's future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are presented in the table below:

 Year ending December 31:               Total
                                       ------

 2004                                $ 57,000
 2005                                  57,000
 2006                                  58,000
 2007                                  19,000
                                       ------
 Total                               $191,000

Note 4 - Income Taxes

The income tax benefit for the year ended December 31, 2003 and 2002 includes the following:

                                          2002          2003
                                      -----------    -----------
Current
    Federal                           $        --    $        --
    State                                      --        193,770
                                      -----------    -----------
                                      $        --    $   193,770

Deferred
    Federal                           $        --    $        --
    State                                      --             --
                                      -----------    -----------
                                      $        --    $   193,770

The components of the deferred tax accounts as of December 31, 2003 and 2002 are as follows:

                                          2002          2003
                                      -----------    -----------
Deferred tax assets
    Net operating loss carryforward   $ 1,527,000    $ 1,855,000
    Other                                      --             --
                                      -----------    -----------
Subtotal                              $ 1,527,000    $ 1,855,000

Valuation Allowance                   ($1,527,000)   ($1,855,000)
                                      -----------    -----------

Net deferred tax assets               $        --    $        --
                                      ===========    ===========


The net change in the valuation allowance was an increase of $328,000 in 2003.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                            2002          2003
                                         ---------    ---------

Expected federal tax at statutory rate   $(422,000)   $(436,680)
State taxes, net of federal tax rate       (75,000)     (85,090)
Change in valuation allowance              497,000      328,000
                                         ---------    ---------

                                         $      --     (193,770)
                                         =========    =========

At December 31, 2003 the company had a net operating loss carryforward of $5,224,216, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

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

None.

Item 8a. CONTROLS AND PROCEDURES

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

NAME                       AGE    TITLE
-----------------------    ---    ------------------------------------------
Bernard M. Ciongoli        56     President, Chief Executive Officer, Chief
                                  Financial Officer and Director

Earl M. Bjorndal           52     Vice President and Director

Carmine O. Pellosie, Jr.   60     Secretary and Director

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

Compliance with Section 16(a) of the Exchange Act

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

SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
                                                                                LONG-TERM COMPENSATION
                                                                                SHARES OF COMMON STOCK
NAME AND 2003                                                                   ISSUABLE UPON EXERCISE
PRINCIPAL POSITION                  YEAR    SALARY($)         BONUS($)          OF OPTIONS
-------------------------------------------------------------------------------------------------------
Bernard M. Ciongoli                 2003           *              0                         0
President, CEO, CFO                 2002    $132,000*             0                         0
                                    2001    $135,000              0                  600,000

* Pursuant to the terms of Mr. Ciongoli's employment agreement with the Company, Mr. Ciongoli was entitled to a salary of $150,000 in 2002 and 2003. Because of the Company's financial difficulties, Mr. Ciongoli elected not to receive all of his salary in 2002. Since January 1, 2003 Mr. Ciongoli, moreover, has elected not to receive any salary because of the Company's current financial difficulties. Mr. Ciongoli's unpaid salary is being accrued and shall be paid upon the Company's obtaining adequate resources.

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

                                      NUMBER OF SHARES
NAME                                  OWNED BENEFICIALLY            % OF COMMON STOCK
--------------------------------      -----------------             ------------------
Bernard M. Ciongoli                    9,625,500                             28.58%
Earl Bjorndal                          3,370,684                             10.01%
Carmine O. Pellosie, Jr.                  40,000                                 *
Phoenix Capital                        1,750,000                              5.20%
Partners, LLC
All officers and
Directors as a group (3 persons)      13,036,184                             38.70%

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

Item 12.   Certain Relationships and Related Transactions

         None.

Item 13.   Exhibits and Reports on Form 8-K

           (a)    Exhibits

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

           (b) Reports on Form 8-K

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Date:  January 19, 2005                      TECH LABORATORIES, INC.

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

Signature                        Title                          Date

/s/Bernard M. Ciongoli          President, CEO, CFO             January 19, 2005
----------------------          and Director
Bernard M. Ciongoli

/s/ Earl M. Bjorndal            Vice President and Director     January 19, 2005
--------------------
Earl M. Bjorndal