Form 10QSB/A
period 2004-03-31
TECH LABORATORIES INC
filed 2005-02-11
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Transition Period from _______ to ________.

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

                                 Yes |X| No |_|

The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of May 20, 2004, there were 50,636,215 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets....................................................1 - 2

         Statements of Operations .........................................    3

         Statements of Cash Flows..........................................    4

         Notes to Financial Statements.....................................5 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    7

Item 3.  Controls and Procedures...........................................    8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................    9

Item 2.  Changes in Securities.............................................    9

Item 3.  Defaults by the Company Upon its Senior Securities................    9

Item 4.  Submission of Matters to a Vote of Security Holders...............    9

Item 5.  Other Information.................................................    9

Item 6.  Exhibits and Reports on Form 8-K..................................    9

SIGNATURES.................................................................   10

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                     (Unaudited)     (Audited)
                                                      March 31,     December 31,
                                                        2004           2003
                                                     -----------    -----------
Current Assets:
    Cash                                             $    72,663    $   165,308
    Accounts receivable, net of allowance for
      for doubtful accounts of $1,000                     17,169         10,107
    Inventories                                        1,326,171      1,249,777
    Prepaid expenses                                       1,075          1,074
                                                     -----------    -----------

          Total current assets                         1,417,078      1,426,266
                                                     -----------    -----------

Property, plant, and equipment, at cost:
     Leasehold improvements                                2,247          2,247
     Machinery, equipment, and instruments               607,987        607,987
     Furniture and fixtures                              110,140        110,893
                                                     -----------    -----------

          Total property, plant, and equipment           720,374        721,127
Less: Accumulated depreciation and amortization         (432,796)      (427,909)
                                                     -----------    -----------

          Net property, plant, and equipment         $   287,578    $   293,218
                                                     -----------    -----------

Other assets                                         $    12,063    $    12,063
                                                     -----------    -----------

          Total assets                               $ 1,716,719    $ 1,731,547
                                                     ===========    ===========

See notes to financial statements.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                             (Unaudited)     (Audited)
                                                              March 31,     December 31,
                                                                 2004          2003
                                                             -----------    -----------
Current Liabilities:
     Defaulted convertible notes                             $ 1,187,369    $ 1,480,785
     Note payable to bank                                         34,096         34,444
     Short-term loans payable                                     50,450             --
     Accounts payable and accrued expenses                       165,209        300,712
     Other liabilities                                           117,340          3,271
                                                             -----------    -----------

          Total current liabilities                            1,554,464      1,819,212
                                                             -----------    -----------

Stockholders' equity (deficiency):
     Common stock, $.01 par value; 250,000,000 shares
        authorized: 34,082,719 shares outstanding in 2004;
        18,045,376 outstanding in 2003                           335,517        175,143
     Less: 15,191 shares reacquired and held in treasury            (113)          (113)
                                                             -----------    -----------

                                                                 335,404        175,030

     Additional paid-in capital                                4,730,704      4,480,381
     Accumulated deficit                                      (4,903,853)    (4,743,076)
                                                             -----------    -----------

                                                                 162,255        (87,665)
                                                             -----------    -----------

          Total Liabilities and Stockholders' Equity         $ 1,716,719    $ 1,731,547
                                                             ===========    ===========

See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2004            2003
                                                   ------------    ------------

Sales                                              $     51,701    $     94,327

Costs and expenses:
    Cost of sales                                        29,811          58,165
    Selling, general, and administrative expense        152,932          62,702
                                                   ------------    ------------

                                                        182,743         120,867
                                                   ------------    ------------

Income (loss) from Operations                          (131,042)        (26,540)

Other income (expenses)                                 (29,735)        (18,306)

Income (loss) before income taxes                      (160,777)        (44,846)
Provision for income taxes                                   --              --
                                                   ------------    ------------

Net income (loss)                                      (160,777)        (44,846)

Accumulated deficit, Beg Qtr                         (4,743,076)     (3,817,152)
                                                   ------------    ------------

Accumulated deficit, End Qtr                         (4,903,853)     (3,861,998)
                                                   ------------    ------------

Net loss per share, basic and diluted              $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted average number of common shares
  and equivalent, basic and diluted                  27,113,361       5,156,679
                                                   ============    ============

See notes to financial statements.

                             TECH LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           2004         2003
                                                        ---------    ---------

Cash flow from (for) operating activities:
     Net income (loss) from operations                  $(160,777)   $ (44,846)

Add (deduct) items not affecting cash:
     Depreciation                                           4,887        7,900
     Amortization                                              --           --
Accrued expenses and other non-cash expenses              111,934           --

Changes in operating assets and liabilities
     Accounts receivable                                   (6,834)     (22,743)
     Inventories                                          (76,394)      80,247
     Accounts payable and accrued expenses                 (9,791)       3,271
     Other assets/liabilities                              43,577       28,943
                                                        ---------    ---------

Net cash flow from (for) operating activities             (93,398)      52,772
                                                        ---------    ---------

Cash flows from (for) investing activities                    753        3,923
                                                        ---------    ---------

Net increase (decrease) in cash                           (92,645)      56,695
Cash balance beginning of year                            165,308       68,343
                                                        ---------    ---------

Cash balance - end of first quarter                     $  72,663    $ 125,038
                                                        =========    =========

As of March 31, 2004, an aggregate of $685,546 of convertible long-term debt and accrued interest was converted into common stock.

See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended, March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended, December 31, 2003, as filed with the Securities and Exchange Commission.

      Certain prior year balances have been reclassified to conform to the current year presentation.

2.    LONG-TERM CONVERTIBLE DEBT

      On October 13, 2000, Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of March 31, 2004, $685,546 of principal and interest on the 6.5% convertible notes has been converted into shares of Tech Labs' common stock.

      On January 11, 2002, Tech Labs entered into a conversion and redemption agreement concerning this long-term debt. An Event of Default, as defined in the 6.5% convertible notes, occurred on January 25, 2002, when Tech Labs was unable to make the first payment of $750,000 to the holders of the notes.

      On April 19, 2002, Tech Labs successfully negotiated a cure of the default referenced above. This cure required that Tech Labs' registration statement, filed with the Securities and Exchange Commission on April 5, 2002, covering the shares underlying the 6.5% convertible notes, to have been declared effective on or before June 29, 2002. If the registration statement was declared effective by such date and Tech Labs made certain payments described in the Tech Labs' report on Form 8-K filed April 25, 2002, the maturity date of the 6.5% convertible notes would have been extended from October 13, 2002 to December 30, 2002.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                   (UNAUDITED)

2.    LONG-TERM CONVERTIBLE DEBT (CONT'D)

      On August 2, 2002, the Company announced that an Event of Default occurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continues to seek a cure for the default with the holders of the 6.5% convertible notes, and in October 2003, a cure was successfully negotiated and is described in the Company's 8-K filed in October, 2003.

                             TECH LABORATORIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

    Quarter ending March 31, 2004, compared to Quarter ending March 31, 2003

      Sales were $51,701 for the first quarter of 2004 as compared to $94,327 for the similar period of 2003. This decrease was due to the continuing effects of the economic downturn. The company is seeking long-term contracts with major computer companies. The company believes these contracts will provide future growth in its major product, Dyntrax.

      Cost of sales of $29,811 for the first quarter of 2004 has been decreased by $28,354 compared to the same period of 2003, primarily due to the sales decline.

      Selling, administrative, and general expenses increased by $90,230 compared to the same period of 2003 due to increases in expenses associated with the company's attempts to raise long-term capital.

      Loss from operations of ($131,042) increased ($104,502) compared to a loss of ($26,540) for the prior period as a direct result of sale declines and expenses incurred to explore long-term financing prospects.

SIGNIFICANT CHANGES

      During the first quarter of 2004, the Company is still suffering from declining sales.

      Cash used in operations for the first quarter of 2004 was $93,398 as a result of the reductions in sales caused by the downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities utilized cash of $93,398 during the three months ended, March 31, 2004, as compared to generated cash of $52,772 during the three months ended, March 31, 2003.

      As a result of operating losses and negative cash flow experienced during 2003, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

                             TECH LABORATORIES, INC.

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

                             TECH LABORATORIES, INC.

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

      A lawsuit was filed against a subsidiary of the Company, Tech Labs Community Networks, Inc. ("TLCN"), in the Superior Court of New Jersey, Passaic County, on February 20, 2003, claiming that the plaintiff delivered certain goods and services to TLCN and is owed $23,856, plus interest and attorney fees. We disagree that any goods or services were contracted to be provided to the plaintiff, and we believe we will prevail in this litigation.

      On or about November 1, 2003, we were served with a lawsuit filed by W.T. Sports Limited, Salvatore Griscifi, a former Director, and Edward Branca, a former employee. We have filed a response and counter-claim. The first claim involving Salvatore Griscifi and Mr. Branca has been settled. The second claim is in the process of being settled. The last claim with W.T. Sports Limited is going to arbitration, which is mandatory pursuant to a written agreement entered into between the parties in 1987. We believe W.T. Sports Limited will owe us in excess of the plaintiff's claim.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports of Form 8-K

      None.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2005

                                    TECH LABORATORIES, INC.


                                    By: /s/ Bernard M. Ciongoli
                                        ----------------------------------------
                                        Bernard M. Ciongoli
                                        Chief Executive Officer, Chief Financial
                                        Officer and Chief Accounting Officer)