Form 10QSB/A
period 2004-06-30
TECH LABORATORIES INC
filed 2005-02-16
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
            ________ .

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.

        (Exact name of Small Business issuer as specified in its charter)

            New Jersey                                    22-1436279
 ----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                   955 Belmont Avenue, North Haledon, NJ 07508
                    (Address of principal executive offices)

                                 (973) 427-5333
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report.

      Check whether the issuer (1) has filed all reports required to be filed by
      Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 68,064,235 shares of common stock outstanding, $0.01 par value

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

         Balance Sheets................................................... 1 - 2

         Statements of Operations.......................................... 3

         Statements of Cash Flows.......................................... 4

         Notes to Financial Statements..................................... 5

Item  2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 6 - 7

Item  3. Controls and Procedures........................................... 8

PART II OTHER INFORMATION

Item  1. Legal Proceedings................................................. 9

Item  2. Changes in Securities............................................ 10

Item  3. Defaults Upon Senior Securities.................................. 10

Item  4. Submission of Matters to a Vote of Security Holders.............. 10

Item  5. Other Information................................................ 10

Item  6. Exhibits and Reports on Form 8-K................................. 10

SIGNATURES................................................................ 10

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                      (Unaudited)    (Audited)
                                                       June 30,     December 31,
                                                         2004          2003
                                                      -----------   -----------
Current Assets:
    Cash                                              $   132,722   $   165,308
    Accounts receivable, net of allowance for
      for doubtful accounts of $1,000                       9,995        10,107
    Inventories                                         1,428,872     1,249,777
    Prepaid expenses                                        1,075         1,074
                                                      -----------   -----------

          Total current assets                          1,572,664     1,426,266
                                                      -----------   -----------

Property, plant, and equipment, at cost:
     Leasehold improvements                                 2,247         2,247
     Machinery, equipment, and instruments                608,087       607,987
     Furniture and fixtures                               109,183       110,893
                                                      -----------   -----------

          Total property, plant, and equipment            719,517       721,127
Less:  Accumulated depreciation and amortization         (437,683)     (427,909)
                                                      -----------   -----------

          Net property, plant, and equipment          $   281,834   $   293,218
                                                      -----------   -----------

Other assets                                          $    12,063   $    12,063
                                                      -----------   -----------

          Total assets                                $ 1,866,561   $ 1,731,547
                                                      ===========   ===========

See notes to financial statements.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                          2004         2003
                                                      -----------   -----------
Current Liabilities:
     Convertible notes                                $   255,190   $ 1,480,785
     Note payable to bank                                  33,744        34,444
     Accounts payable and accrued expenses                195,333       300,712
     Other liabilities                                     92,296         3,271
                                                      -----------   -----------

          Total current liabilities                       576,563     1,819,212
                                                      -----------   -----------

Stockholders' equity (deficiency)
     Common stock, $.01 par value; 250,000,000
        shares authorized: 18,045,376 shares
        outstanding in 2003; 58,075,178 shares
        outstanding in 2004                               580,752       175,143

     Less: 15,191 shares reacquired and held
        in treasury                                          (113)         (113)
                                                      -----------   -----------

                                                          580,639       175,030

     Additional paid-in capital                         6,124,747     4,480,381
     (Accumulated deficit)                             (5,415,388)   (4,743,076)
                                                      -----------   -----------

                                                        1,289,998       (87,665)
                                                      -----------   -----------

          Total Liabilities and Stockholders'
             Equity                                   $ 1,866,561   $ 1,731,547
                                                      ===========   ===========


See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the                      For the
                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                  ---------------------------   ---------------------------
                                                      2004           2003           2004           2003
                                                  ------------   ------------   ------------   ------------

Sales                                             $     13,565   $     75,688   $     65,266   $    170,015
                                                  ------------   ------------   ------------   ------------

Costs and expenses:
    Cost of sales                                        9,053         55,290         38,864        113,455
    Selling, general, and administrative expense       157,141         13,538        310,073         76,240
                                                  ------------   ------------   ------------   ------------

                                                       166,194         68,828        348,937        189,695
                                                  ------------   ------------   ------------   ------------

Income (loss) from Operations                         (152,629)         6,860       (283,671)       (19,680)
                                                  ------------   ------------   ------------   ------------

Other income (expenses):
    Interest income                                         94             73             94            192
    Interest expense                                   (19,000)       (18,425)       (48,735)       (36,850)
    Financing fee                                     (340,000)            --       (340,000)            --
                                                  ------------   ------------   ------------   ------------

                                                      (358,906)       (18,352)      (388,641)       (36,658)
                                                  ------------   ------------   ------------   ------------

Income (loss) before income taxes                     (511,535)       (11,492)      (672,312)       (56,338)
Provision for income taxes                                  --             --             --             --
                                                  ------------   ------------   ------------   ------------

Net income (loss)                                     (511,535)       (11,492)      (672,312)       (56,338)

(Accumulated deficit), Beg Qtr                      (4,903,853)    (3,861,998)    (4,743,076)    (3,817,152)
                                                  ------------   ------------   ------------   ------------

(Accumulated deficit), End Qtr                      (5,415,388)    (3,873,490)    (5,415,388)    (3,873,490)
                                                  ------------   ------------   ------------   ------------

Net loss per share, basic and diluted             $      (0.01)  $         --   $      (0.02)  $      (0.01)
                                                  ============   ============   ============   ============

Weighted average number of common
  shares and equivalents, basic and diluted         47,233,919      5,522,416     37,173,640      5,522,416
                                                  ============   ============   ============   ============

See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the
                                                           Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------

Cash flow from (for) operating activities:
     Net income (loss) from operations               $  (672,312)   $   (56,338)

Add (deduct) items not affecting cash:
     Depreciation/amortization                             9,774         15,034
     Expenses paid with the issuance of stock            620,278             --

Changes in operating assets and liabilities
     Accounts receivable                                     112        (71,294)
     Inventories                                        (179,095)        98,846
     Accounts payable and accrued expenses               (76,277)        (9,734)
     Other assets/liabilities                             89,024         25,428
                                                     -----------    -----------

Net cash flow from (for) operating activities           (208,496)         1,942
                                                     -----------    -----------

Cash flows from (for) investing activities
    Sale of machinery and equipment                        1,610          2,828
                                                     -----------    -----------

Net cash flow from (for) investing activities              1,610          2,828
                                                     -----------    -----------

Cash flows from (for) financing activities:
     Proceeds of convertible note                        175,000             --
     Payment of note payable to bank                        (700)            --
                                                     -----------    -----------

Net cash flow from (for) financing activities            174,300             --
                                                     -----------    -----------

Net increase (decrease) in cash                          (32,586)         4,770
Cash balance beginning of year                           165,308         68,343
                                                     -----------    -----------

Cash balance - end of second quarter                 $   132,722    $    73,113
                                                     ===========    ===========

Supplemental schedule of noncash investing and
  financing activities:
      Conversion of debt to common stock             $ 1,437,995    $        --


See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended, June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended, December 31, 2003, as filed with the Securities and Exchange Commission.

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

      On January 11, 2002, Tech Labs entered into a conversion and redemption agreement concerning the long-term debt. An Event of Default, as defined in the 6.5% convertible notes, occurred on January 25, 2002, when Tech Labs was unable to make the first payment of $750,000 to the holders of the notes.

      On April 19, 2002, Tech Labs successfully negotiated a cure of the default referenced above. This cure required that Tech Labs' registration statement, filed with the Securities and Exchange Commission on April 5, 2002, to have been declared effective on or before June 29, 2002, covered the shares underlying the 6.5% convertible notes. If the registration statement was declared effective by such date and Tech Labs made certain payments described in the Tech Labs' report on Form 8-K filed April 25, 2002, the maturity date of the 6.5% convertible notes would have been extended from October 13, 2002 to December 30, 2002.

      On August 2, 2002, the Company announced that an Event of Default reoccurred on the 6.5% convertible notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the 6.5% convertible notes prior to the expiration of the waiver the Company had been granted by the holders of the notes. In October 2003 a cure was successfully negotiated and is further described in the Company's 8-K filed in October 2003. In May 2004, Cornell Capital acquired convertible debt and signed a stand by equity financing agreement with Tech Labs, Inc. Financing availability is contingent on registration of the shares underlying this agreement. An SB-2 to register these shares is in process.

                             TECH LABORATORIES, INC.
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in the report Form 10-QSB and the Company's Annual Report for the year ended December 31, 2003.

     Quarter ending June 30, 2004, compared to Quarter ending June 30, 2003
     ----------------------------------------------------------------------

      Sales were $13,565 for the second quarter of 2004 as compared to $75,688 for the similar period of 2003. This decrease was due to the continuing effects of the economic downturn. The company is seeking long-term contracts with major computer companies. The company believes these contracts will provide future growth in its major product, Dyntrax.

      Cost of sales of $9,053 for the second quarter of 2004 has been decreased by $46,237 compared to the same period of 2003, primarily due to the sales decline.

      Selling, general, and administrative expenses increased by $143,603 compared to the same period of 2003 due to increases in expenses associated with the company's attempts to raise long-term capital.

      Loss from operations of ($511,535) increased ($500,043) compared to a loss of ($11,492) for the prior period as a direct result of sale declines, expenses incurred to explore long-term financing prospects, including the $340,000 commitment fee paid to Cornell Capital Partners, related to a standby equity distribution agreement.

             Six months ending June 30, 2004, compared to six months
             -------------------------------------------------------
                              ending June 30, 2003
                              --------------------

      Sales were $65,266 for the six months ended, June 30, 2004 as compared to $170,015 for the similar period of 2003. This decrease was due to the continuing effects of the economic downturn. The company is seeking long-term contracts with major computer companies. The company believes these contracts will provide future growth in its major product, Dyntrax.

      Cost of sales of $38,864 for the six months ended June 30, 2004 has been decreased by $74,591 compared to the same period of 2003, primarily due to the sales decline.

      Selling, general, and administrative expenses increased by $233,833 compared to the same period of 2003 due to increases in expenses associated with the company's attempts to raise long-term capital.

      Loss from operations of ($672,312) increased ($615,974) compared to a loss of ($56,338) for the prior period as a direct result of sale declines, expenses incurred to explore long-term financing prospects, including the $340,000 commitment fee paid to Cornell Capital Partners, related to a standby equity distribution agreement.

                             TECH LABORATORIES, INC.
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT CHANGES

      During the first half of 2004, the Company is still suffering from the economic downturn.

      Cash used in operations for the first half of 2004 was $32,586 as a result of the reductions in sales caused by the downturn in the telecommunications industry.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities utilized cash of $32,586 during the six months ended, June 30, 2004, as compared to generating cash of $4,770 during the six months ended, June 30, 2003.

      As a result of operating losses and negative cash flow experienced during the previous few years, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern. The company has signed a stand-by equity distribution agreement with Cornell Capital Partners in May 2004, which could potentially provide approximately $8.5 million of future equity financing. The company is in the process of filing an SB-2 registration statement to register the shares included in this agreement.

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

                             TECH LABORATORIES, INC.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            We are involved in a lawsuit arising from a letter of intent relating to a small potential transaction we did not complete because we believed there were misrepresentations made to us. A former employee of Tech Labs filed the suit against us in 1995. We believe the outcome is likely to be favorable, but that our maximum liability, if we do not prevail, would be $30,000. The suit was transferred to arbitration, but the arbitrator never issued a ruling because the plaintiff never paid the arbitration fee.

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

            On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. To date, we have not been served with this lawsuit. We disagree with the amount of the unpaid balance owed to the plaintiff and are attempting to negotiate a settlement of the amount owed.

                             TECH LABORATORIES, INC.

Item  2. Changes in Securities.

         None.

Item  3. Defaults Upon Senior Securities.

         Not Applicable.

Item  4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending, June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item  5. Other Information.

         None.

Item  6. Exhibits and Reports of Form 8-K

         (a)    Exhibits

                31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

         (b)    Reports of Form 8-K

                None

                                   SIGNATURES

In accordance with the requirements of the exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECH LABORATORIES, INC.


Date:    February 10, 2005          By:   /s/ Bernard M. Ciongoli
                                          --------------------------------------
                                              Bernard M. Ciongoli
                                              Chief Executive Officer
                                              Chief Financial Officer