Form 10QSB/A
period 2004-09-30
TECH LABORATORIES INC
filed 2005-02-16
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004.

[_] Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _________.

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.

        (Exact name of Small Business issuer as specified in its charter)

                New Jersey                               22-1436279
------------------------------------------  ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

955 Belmont Avenue, North Haledon, NJ                    07508
-------------------------------------       ------------------------------------
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

                                 Yes [X] No [_]

The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 19, 2004, there were 75,558,689 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets.................................................. 1 - 2

          Statements of Operations...........................................  3

          Statements of Cash Flows...........................................  4

          Notes to Financial Statements......................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation............................................ 6 - 7

Item 3.   Controls and Procedures............................................  8

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................  9

Item 2.   Changes in Securities..............................................  9

Item 3.   Defaults by the Company Upon its Senior Securities.................  9

Item 4.   Submission of Matter to a Vote of Security Holders................. 10

Item 5.   Other Information.................................................. 10

Item 6.   Exhibits and Reports on Form 8-K................................... 10

SIGNATURES................................................................... 10

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                    (Unaudited)     (Audited)
                                                    September 30,  December 31,
                                                        2004          2003
                                                    -----------    -----------
Current Assets:
    Cash                                           $    39,210    $   165,308
    Accounts receivable, net of allowance for
      for doubtful accounts of $1,000                  104,811         10,107
    Inventories                                      1,456,122      1,249,777
    Prepaid expenses                                       720          1,074
                                                   -----------    -----------

          Total current assets                       1,600,863      1,426,266
                                                   -----------    -----------

Property, plant, and equipment, at cost:
     Leasehold improvements                              2,247          2,247
     Machinery, equipment, and instruments             607,987        607,987
     Furniture and fixtures                            110,893        110,893
                                                   -----------    -----------

          Total property, plant, and equipment         721,127        721,127
Less:  Accumulated depreciation and amortization      (442,570)      (427,909)
                                                   -----------    -----------

          Net property, plant, and equipment       $   278,557    $   293,218
                                                   -----------    -----------

Other assets                                       $    14,420    $    12,063
                                                   -----------    -----------

          Total assets                             $ 1,893,840    $ 1,731,547
                                                   ===========    ===========

See notes to financial statements.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                     (Unaudited)       (Audited)
                                                                    September 30,     December 31,
                                                                         2004            2003
                                                                     -----------      -----------
Current Liabilities:
     Defaulted convertible notes                                    $   173,348      $ 1,480,785
     Note payable to bank                                                34,444           34,444
     Accounts payable                                                   291,326          300,712
     Other liabilities                                                    7,621            3,271
                                                                    -----------      -----------

          Total current liabilities                                     506,739        1,819,212
                                                                    -----------      -----------

Stockholders' equity (deficiency):
     Common stock, $.01 par value; 250,000,000 shares authorized:
       18,045,376 shares outstanding in 2003; 75,558,689 shares
       outstanding in 2004                                              755,587          175,143
     Less: 15,191 shares reacquired and held in treasury                   (113)            (113)
                                                                    -----------      -----------

                                                                        755,474          175,030

     Additional paid-in capital                                       6,161,129        4,480,381
     (Accumulated deficit)                                           (5,529,502)      (4,743,076)
                                                                    -----------      -----------

                                                                      1,387,101          (87,665)
                                                                    -----------      -----------

          Total Liabilities and Stockholders' Equity                $ 1,893,840      $ 1,731,547
                                                                    ===========      ===========

See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            For the                        For the
                                                         Three Months Ended            Nine Months Ended
                                                          September 30,                  September 30,
                                                          -------------                  -------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------

Sales                                              $    167,872    $     32,619    $    233,138    $    202,634
                                                   ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                        92,179          28,338         131,043         141,793
    Selling, general, and administrative expense        181,065         228,049         491,138         304,289
                                                   ------------    ------------    ------------    ------------

                                                        273,244         256,387         622,181         446,082
                                                   ------------    ------------    ------------    ------------

Income (loss) from Operations                          (105,372)       (223,768)       (389,043)       (243,448)

Other income (expenses):
    Interest income                                          10              --             104             192
    Interest expense                                     (8,752)        (18,500)        (57,487)        (55,350)
    Financing fee                                            --              --        (340,000)             --
                                                   ------------    ------------    ------------    ------------

                                                         (8,742)        (18,500)       (397,383)        (55,158)

Income (loss) before income taxes                      (114,114)       (242,268)       (786,426)       (298,606)
Provision for income taxes                                   --              --              --              --
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                      (114,114)       (242,268)       (786,426)       (298,606)

(Accumulated deficit), Beg Qtr                       (5,415,388)     (3,873,490)     (4,743,076)     (3,817,153)
                                                   ------------    ------------    ------------    ------------

(Accumulated deficit), End Qtr                       (5,529,502)     (4,115,758)     (5,529,502)     (4,115,759)
                                                   ------------    ------------    ------------    ------------

Net loss per share, basic and diluted              $         --    $      (0.04)   $      (0.02)   $      (0.05)
                                                   ============    ============    ============    ============

Weighted average number of common
  shares and equivalents, basic and diluted          65,324,970       5,522,416      46,557,417       5,522,416
                                                   ============    ============    ============    ============


See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Nine Months Ended
                                                         September 30,
                                                 --------------------------
                                                    2004           2003
                                                 -----------    -----------
Cash flow from (for) operating activities:
     Net income (loss) from operations           $  (786,426)   $  (298,606)

Add (deduct) items not affecting cash:
     Depreciation/amortization                        14,661         19,921
     Expenses paid with the issuance of stock        743,741             --

Changes in operating assets and liabilities
     Accounts receivable                             (94,704)       (10,271)
     Inventories                                    (206,345)       115,982
     Accounts payable and accrued expenses            25,628        (36,435)
     Other assets/liabilities                          2,347        186,895
                                                 -----------    -----------

Net cash flow for operating activities              (301,098)       (22,514)
                                                 -----------    -----------

Cash flows from (for) investing activities
    Addition of machinery and equipment                   --            (36)
                                                 -----------    -----------

Net cash flow from (for) investing activities             --            (36)
                                                 -----------    -----------

Cash flows from (for) financing activities:
     Proceeds of convertible note                    175,000             --
                                                 -----------    -----------

Net cash flow from (for) financing activities        175,000             --
                                                 -----------    -----------

Net increase (decrease) in cash                     (126,098)       (22,550)
Cash balance beginning of year                       165,308         68,343
                                                 -----------    -----------

Cash balance - end of third quarter              $    39,210    $    45,793
                                                 ===========    ===========

Supplemental schedule of noncash investing and
 financing activities:
     Conversion of debt to common stock          $ 1,538,837    $        --


See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended, September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended, December 31, 2003, as filed with the Securities and Exchange Commission.

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

                             TECH LABORATORIES, INC.
                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Quarter ending September 30, 2004, compared to Quarter ending September 30, 2003

            Sales were $167,872 for the third quarter of 2004 as compared to $32,619 for the similar period of 2003. This increase was due to the sale of IDS Sensors to BAE Systems. The Company continues to seek long-term contracts with major computer companies. The company believes these contracts will provide future growth for its major Product DYNTRAX. Cost of sales of $92,179 for the third quarter of 2004 has increased by $63,841 compared to the same period of 2003, primarily due to the BAE sale.

            Selling, general, and administrative expenses decreased by $46,984 compared to the same period of 2003 due to decreases in selling expenses, and expenses associated with the company's attempts to raise long-term capital due to the successful completion of the stand by equity agreement.

            Net loss from operations of ($114,114) decreased $128,154 compared to a loss of ($242,268) for the prior period as a direct result of the BAE sale and declines in expenses incurred to explore long-term financing prospects.

      Nine Months Ended September 30, 2004, compared to Nine Months Ended September 30, 2003

            Sales were $233,138 for the nine months ended, September 30, 2004, as compared to $202,634 for the similar period of 2003. This increase was due to the sale of IDS Sensors to BAE Systems. The Company continues to seek long-term contracts with major computer companies. The company believes these contracts will provide future growth for its major Product DYNTRAX. Cost of sales of $131,043 for the nine months ended, September 30, 2004, decreased by $10,750 compared to the same period of 2003.

            Selling, general, and administrative expenses increased by $186,849 compared to the same period of 2003 due to increases in selling expenses, and expenses associated with the company's attempts to raise long-term capital due to the successful completion of the stand by equity agreement.

            Net loss from operations of ($786,426) increased $487,820 compared to a loss of ($298,606) for the prior period as a direct result of the increases in expenses incurred to explore long-term financing prospects, including the $340,000 commitment fee paid to Cornell Capital Partners, related to a standby equity distribution agreement.

                             TECH LABORATORIES, INC.
                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation



LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities utilized cash of $126,098 during the nine months ended, September 30, 2004, as compared to $22,550 during the nine months ended, September 30, 2003.

      As a result of operating losses and negative cash flow experienced during 2001, 2002, and 2003, and continuing in 2004, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not available in the near future, substantial doubt exists about Tech Labs' ability to continue as a going concern. The company has signed a stand-by equity distribution agreement with Cornell Capital Partners in May 2004, which could potentially provide approximately $8.5 million of future equity financing. The company is in the process of preparing an SB-2 registration statement registering the shares included in this agreement.

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

      On July 30, 2003, a former director and a former employee filed a joint lawsuit in Superior Court of New Jersey, Passaic County, against us for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission owed on sales due from a licensing agreement with us. The claims by the former director and former employee are for about $10,000 and we deny any liability under these claims and are defending the lawsuit. With regard to W.T. Sports, our agreement has an arbitration in case of dispute and therefore we are attempting to move this case to arbitration. We believe that we have a counterclaim, which is far in excess of the amount they claim we owe for the licensing fees. On November 11, 2004, an arbitration hearing took place. The decision by the arbitrator will be known by December 10, 2004.

      On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We are in the process of filing a counterclaim for overcharging and certain wrongdoing by the plaitiff.

Item  2. Changes in Securities.

      None.

Item  3. Defaults by the Company Upon its Senior Securities.

      None.

                             TECH LABORATORIES, INC.


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



                                    TECH LABORATORIES, INC.

Date:    February 10, 2005          By: /s/ Bernard M. Ciongoli
                                       -----------------------------------------
                                       Bernard M. Ciongoli
                                       Chief Executive Officer
                                       Chief Financial Officer