Form 10KSB
period 2004-12-31
TECH LABORATORIES INC
filed 2005-04-15
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

     {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

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

                           Yes {X}          No {_}

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. {_}

State issuer's revenues for its most recent fiscal year: $ 254,521

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On April 14, 2005, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TCHL", was $.01/share.

The number of shares of common stock outstanding as of April 14, 2005:
87,996,785


Transitional Small Business Disclosure Format (check one):  Yes {_}   No {X}

                             TECH LABORATORIES, INC.
                                  FORM 10-KSB

                                Table of Contents

                                                                            Page
Part I ..................................................................     1
    Item 1.    Description of Business ..................................     1
    Item 2.    Description of Property...................................     6
    Item 3.    Legal Proceedings.........................................     7

Part II..................................................................     7
    Item 4.    Submission of Matters to a Vote of Securityholders........     7
    Item 5.    Market for Common Equity and Related Shareholder Matters..     7
    Item 6.    Management's Discussion and Analysis or Plan of Operation.     9
    Item 7.    Financial Statements......................................    11
    Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................... III-1

Part III.............................................. .................. III-1
    Item 9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act ............................................. III-1
    Item 10.   Executive Compensation.................................... III-1
    Item 11.   Security Ownership of Certain Beneficial Owners and
               Management ............................................... III-1
    Item 12.   Certain Relationships and Related Transactions............ III-1
    Item 13.   Exhibits and Reports on Form 8-K.......................... III-1
    .   Evaluation of Disclosure Controls and Procedures ......... III-4

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

We sell our switch and transformer products in the electronics and electrical industries or for inclusion in OEM products. We market our products in these industries in the United States. This is a mature market. Competition is on the basis of price and service. Pricing of our products is based upon obtaining a margin above cost of production. The margin we will accept varies with quantity and the channels of distribution.

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

Employing this physical layer security solution allows the user/system to automatically disconnect circuits under attack from an unauthorized user by quickly rerouting the hacker to a honey pot (track, trace & locate) simulator network system to capture the intruder. The ability to automate creates a self-healing environment for next generation robust high-tech communication networks.

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

DynaTraX(TM) is also equipped with two key complementary products - a Test Card and a Data Base Management System. The Test Card enables administrators to effectively locate and resolve cable fault problems on the distribution portion of the network. Customers state that the Test Card is far superior to alternative methods for diagnosing problems such as traditional cable test equipment, which typically involves using technicians to search throughout the entire network, moving equipment and possibly interfering with the performance of the network. DynaTraX's(TM) Database Management System documents every event that occurs within the network, assuring that all reconfigurations and other adaptations to the network are reflected on the DynaTraX's(TM) GUI. Given the maze of wires, plugs, and jacks that are typically found in a telecommunications closet, administrators are notorious for not properly noting changes made to the network, resulting in cabling connection errors and significant loss of productivity from unforeseen downtime. With most network problems originating on the physical level, the Test Card and Data Base Management System make the DynaTraX(TM) a complete tool for managing and ensuring the integrity of data networks.

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

The DynaTraX(TM) Enterprise Management Solution "DEMS" elevates the current DynaTraX(TM) electronic patching system to an interactive intelligent enterprise management "Virtual Technician" system. The Virtual Technician dramatically reduces the need for on-site technicians to perform physical layer tasks, which can now be performed electronically from a remote location (i.e., remotely testing network circuits, reconnecting equipment and circuits, rapidly recovering from a critical network failure, capturing and trapping hackers). Our goal is to further enhance the DEMS technology beyond the Virtual Technician application to a system that will perform "self healing" (self-repair) network functions. Current and future products derived from the DynaTraX(TM) will position the Company, we believe, as a provider of state-of-the-art network enterprise management solution systems. We believe we will expand from this base to become a recognized provider of enhanced networks and integrated (voice/data/video) Internet (IP) compatible, private customer-premise all-digital Automatic Call Directors, and PBX systems and networks.

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

Source of Supply

Current inventory component purchases for all our products are made from OEMs, brokers, and other vendors. We typically have multiple sources of supply for each part, component, or service, and during the years ended December 31, 2004 and 2003, cannot characterize any particular company as being our "largest" supplier. We have no long-term agreements with any of our suppliers.

Order Backlog

The backlog of written firm orders for our products and services as of December 31, 2004, was $31,712.

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

Employees

We have three full-time employees, one of whom is an engineer and two are officers, one of whom is also an engineer. We also employ six part-time workers, one of whom performs clerical services and the others as production workers.

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

We are an integrated manufacturer and, accordingly, except for plastic moldings and extrusions, produce nearly all major subassemblies and components of our devices from raw materials. We purchase certain components from outside sources and maintain an in-house, light machine shop allowing fabrication of a variety of metal parts, complete tool room for making and repairing dies, a stamping shop and an assembly shop with light assembly presses. Our test lab checks and tests our products at various stages of assembly and each finished product undergoes a complete test prior to shipment.

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

On July 30, 2003, a former director and a former employee filed a joint lawsuit in Superior Court of New Jersey, Passaic County, against us for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission owed on sales due from a licensing agreement with us. The claims by the former director and former employee are for about $10,000 and we deny any liability under these claims and are defending the lawsuit. With regard to W.T. Sports, our agreement has an arbitration in case of dispute and therefore we are attempting to move this case to arbitration. We believe that we have a counterclaim, which is far in excess of the amount they claim we owe for the licensing fees. On November 11, 2004, an arbitration hearing took place. On December 31, 2004, the arbitrator awarded $35,148 to WT Sports. Tech Labs can continue to manufacture the system in the United States.

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We have filed a counterclaim for overcharging by the plaintiff.

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

TCHL COMMON STOCK

                                                              CLOSING PRICE
                                                             ---------------
2003                                                      HIGH              LOW
------                                                    ----              ----
First Quarter                                              .05              .01
Second Quarter                                             .03              .01
Third Quarter                                              .05              .01
Fourth Quarter                                             .19              .02


2004                                                      HIGH              LOW
------                                                    ----              ----
First Quarter                                              .35              .02
Second Quarter                                             .21              .01
Third Quarter                                              .06              .01
Fourth Quarter                                             .03              .01

As of April 14, 2005, there were 276 holders of record of our common stock. The transfer agent for our common stock is:

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

The following table sets forth the components of our revenues for each of our major business activities in 2003 and 2004, and their approximate percentage contribution to revenues for the period indicated:



PRODUCT TYPE                 2003     % of Revenue         2004    % of Revenue
------------------           ----     ------------         ----    ------------
Switches                  $ 68,036       28.8%          $ 66,360      26.1%
IDS Sensors                256,711       46.5%           159,073      62.5%
Transformers/Coils            35,357     17.2%            29,088      11.4%
Contract Manufacturing       3,404        7.5%                 0       0.0%
                            ------       -----            ------      -----
Totals                   $ 236,107      100.0%         $ 254,521     100.0%
                         =========      ======         =========     ======

The following table sets forth the percentages of gross profit for each of our major business activities in 2003 and 2004.

                                         Year Ended December 31,

PRODUCT TYPE                         2003       2004       Net Change
------------                         ----       ----      ----------
Switches                             68.5%      64.3%      (4.3%)
IDS Sensors                          57.0%      58.1%       1.1%
Transformers/Coils                   47.8%      50.5%       2.7%
Contract Manufacturing               49.6%       0.0%       N/A
Unallocated company expenses,
 including physical inventory
 adjustments factory overhead and
 Inventory Write-Down               142.1%     172.9%       30.8%
Total company gross profit %        (83.9%)   (201.9%)    (118.0%)

         * - Negative Percentage

We have continued to shift out of the subcontracting and transformer business, which provides low gross profit margins, for higher gross profit margin products. While rotary switches produce high gross profits, demand for rotary switches is low.

We have gradually shifted our product offering from less profitable to more profitable proprietary products.

Results of Operations

Sales were $254,521 for 2004 as compared to $236,107 for the year ended 2003 for an increase of 7.8%.

For the year ended 2004 cost of sales were $784,153 compared to $434,264 for the year ended 2003. The Company's gross profit percentage was negative in 2004 and 2003 due to inventory write-offs of slow moving and obsolete inventory totaling $265,358 in 2004 and $250,000 in 2003.

Selling, general, and administrative expenses increased by $225,945 in 2004 as compared to the prior period. This decrease was due to the Company's continuing efforts to reduce these expenses during this economic downturn.

Other Income decreased $159,312 due to the increased interest expense. Losses from operations of $1,451,673 in 2004 were a direct result of volume declines as well as the inventory write-off and consulting fees.

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


During 2004, the company sought to negotiate contacts with major computer technology companies. We believe that long-term agreements with these companies will provide future growth in our product DYNATRAX.

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




Item 7.  Financial Statements

                             Tech Laboratories, Inc.

                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                 F1

Balance Sheets as of December 31, 2004 and 2003                         F2

Statements of Operations for the Years Ended
 December 31, 2004 and 2003                                             F3

Statements of Shareholders' Equity for the
 Years Ended December 31, 2004 and 2003                                 F4

Statements of Cash Flows for the Years
 Ended December 31, 2004 and 2003                                       F5

Notes to Financial Statements                                           F6 - F11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tech Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Tech Laboratories, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Laboratories, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
April 14, 2005


                                      -F1-

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET

                                                                   December 31,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
Current Assets:
    Cash                                                   $   106,283    $   125,308
    Accounts receivable, net of allowance of $1,000             10,679         10,107
    Inventories                                                907,030      1,249,777
    Prepaid expense                                             59,376          1,074
                                                           -----------    -----------

              Total current assets                           1,083,368      1,386,266

Certificate of deposit (restricted)                             36,499         40,000

Property, plant and equipment, at cost
    Leasehold improvements                                       2,247          2,247
    Machinery, equipment, and instruments                      608,917        607,987
    Furniture and fixtures                                     109,584        110,893
                                                           -----------    -----------

                                                               720,748        721,127

Less accumulated depreciation and amortization                 442,570        427,909
                                                           -----------    -----------

    Net property, plant and equipment                          278,178        293,218
                                                           -----------    -----------

Other                                                           14,420         12,063
                                                           -----------    -----------

              Total Assets                                 $ 1,412,465    $ 1,731,547
                                                           ===========    ===========

Current liabilities:
    Defaulted convertible notes                            $   828,885    $ 1,480,785
    Note payable                                                34,444         34,444
    Accounts payable and accrued expenses                      352,457        300,712
    Other liabilities                                               --          3,271
                                                           -----------    -----------

              Total current liabilities                      1,215,786      1,819,212

Shareholders' Investment:
    Common stock, $.01 Par Value;
           195,000,000 Shares Authorized
           88,161,612 and 18,045,376 Shares Issued             881,616        175,143
    Less:  15,191 Shares Reacquired and held in Treasury          (113)          (113)
                                                           -----------    -----------

                                                               881,503        175,030

Capital contributed in excess of par value                   5,417,562      4,480,381
    Accumulated deficit                                     (6,102,386)    (4,743,076)
                                                           -----------    -----------

                                                               196,679        (87,665)
                                                           -----------    -----------

Total liabilities and Shareholders' Investment             $ 1,412,465    $ 1,731,547
                                                           ===========    ===========


The accompanying notes are an integral part of these financial statements.


                                      -F2-

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                                 December 31,
                                                        ----------------------------
                                                             2004            2003
                                                        ------------    ------------
Sales                                                   $    259,761    $    236,107
                                                        ------------    ------------

Costs of expenses:
    Cost of sales                                            784,153         434,264
    Selling, general and administrative expenses             927,281         701,336
                                                        ------------    ------------

                                                           1,711,434       1,135,600

Income (loss) from operations                             (1,451,673)       (899,493)
                                                        ------------    ------------

Other income (expenses):
    Interest income                                              189             113
    Interest expense                                         (61,077)       (220,313)
                                                        ------------    ------------

                                                             (60,888)       (220,200)

Loss before income taxes                                  (1,512,561)     (1,119,693)

Income taxes benefit                                         153,251         193,770
                                                        ------------    ------------

Net loss                                                  (1,359,310)       (925,923)
    Accumulated deficit, beginning of year                (4,743,076)     (3,817,153)
                                                        ------------    ------------

    Accumulated deficit, end of year                    $ (6,102,386)   $ (4,743,076)
                                                        ============    ============

Loss per share, basic and diluted                       $      (0.03)   $      (0.12)

Basic and diluted weighted average shares outstanding     52,043,074       7,926,675

The accompanying notes are an integral part of these financial statements.


                                      -F3-

                             TECH LABORATORIES, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                              Common Stock                 Capital
                                        ----------------------------       in Excess      Accumulated
                                           Shares           Amount        of Par Value        Deficit            Total
                                        -----------      -----------      -----------       -----------       -----------
Balance, January 1, 2002                  5,106,607      $    47,723      $ 4,508,428       $(2,575,493)      $ 1,980,658

Stock issued                                415,809            2,012          (63,153)               --           (61,141)

Net loss                                         --               --               --        (1,241,660)       (1,241,660)
                                        -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2002                5,522,416           49,735        4,445,275        (3,817,153)          677,857

Stock issued (for services)               5,000,000           50,000               --                --            50,000

Stock issued                              7,522,960           75,295           35,106                --           110,401

Net loss                                         --               --               --          (925,923)         (925,923)
                                        -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2003               18,045,376          175,030        4,480,381        (4,743,076)          (87,665)

Stock issued (for services)              47,391,034          473,910          232,831                --           706,741

Stock issued (for debt conversion)       22,725,202          232,563          704,350                --           936,913

Net loss                                         --               --               --        (1,359,310)       (1,359,310)
                                        -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2004               88,161,612      $   881,503      $ 5,417,562       $(6,102,386)      $   196,679
                                        ===========      ===========      ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.


                                      -F4-

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Year Ended
                                                                 December 31,
                                                          --------------------------
                                                             2004           2003
                                                          -----------    -----------
Cash flows from (for) operating activities:
    Net (loss) from operations                            $(1,359,310)   $  (925,923)

    Add (deduct) items not affecting cash:
        Depreciation/amortization                              14,661         24,808
        Doubtful accounts expense                                  --        (48,000)
        Expenses paid with the issuance of common stock       706,741         50,000
        Interest expense capitalized to debt                   35,013             --
        Inventory write-down                                  265,358        250,000
Changes in operating assets and liabilities:
        Accounts receivable                                      (572)        (4,349)
        Inventories                                            77,389        235,856
        Accounts payable and accrued expenses                  51,745        157,182
        Prepaid expenses                                      (58,302)            --
        Other assets and liabilities                           (5,628)       (68,426)
                                                          -----------    -----------

Net cash flows for operating activities                      (272,905)      (328,852)
                                                          -----------    -----------

Cash flows from (for) investing activities:

Reduction in certificate of deposit                             3,501
Proceeds from sale of equipment                                 1,309             --
Purchase of equipment                                            (930)        (9,529)
                                                          -----------    -----------

Net cash flows from (for) investing activities                  3,880         (9,529)
                                                          -----------    -----------

Cash flows from financing activities:
    Acquisition of debt                                       250,000        324,945
    Issuance of common stock                                       --        110,401
                                                          -----------    -----------

Net cash flows from financing activities                      250,000        435,346
                                                          -----------    -----------

Net increase (decrease) in cash                               (19,025)        96,965
Cash balance, beginning of year                               125,308         28,343
                                                          -----------    -----------

Cash balance, end of year                                 $   106,283    $   125,308
                                                          ===========    ===========

Supplemental schedule of noncash investing
  and financing activities:
    Coversion of debt to common stock                     $   936,913    $        --
                                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                      -F5-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Tech Laboratories, Inc. ("Tech Labs" or the "Company") manufactures and sells various electrical and electronic components and systems. During 2003, we continued to develop DynatraX (TM) high-speed digital switch matrix system, an electronic switching unit for network management and security. This equipment manages video and data transmissions on a network. We also manufacture and sell standard and customized transformers, and rotary switches and intrusion detection systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 2004 and 2003 consisted of the following, net of write-down of $265,358 and $250,000 in 2004 and 2003 respectively for obsolete and slow moving items:

                                                       2004         2003
                                                    ----------   ----------

            Raw materials and finished components   $  121,077   $  463,824
            Work in process and finished goods         785,953      785,953
                                                    ----------   ----------

                                                    $  907,030   $1,249,777
                                                    ==========   ==========

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


                                      -F6-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Income Taxes

The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and the tax basis of assets and liabilities, and are measured

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended, December 31, 2004 and 2003, were nominal.

Accounting for Stock Option Based Compensation

SFAS No. 123, "Accounting for Stock Based Compensation," sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the pro forma disclosure requirements of the standard (see Note 8).


                                      -F7-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Warranties

The Company offers warranties on all products, including parts and labor that ranges from one (1) to five (5) years depending on the type of product. The Company passes along any OEM warranty to the end user, if applicable. The Company charges operations with warranty expenses as incurred.

Segment Information

Sales of switches and IDS sensors made up 75% and 90% of our revenues in 2004 and 2003 respectively.

FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), that establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company primarily provides products and services to various test and security control systems. The company considers all of its operations as one segment because expenses support multiple products and services. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar entities. The Company does not hold any variable interest entities.

3. LEASE OBLIGATIONS

Lease expenses consisting principally of office and warehouse rentals, totaled $57,895 and $56,000, for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company's future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are presented in the table below:



                                                             Total
                                                            December 31,
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
            Year Ending, December 31:
                 2004                                  $     --   $ 57,000
                 2005                                    57,600     57,000
                 2006                                    58,300     58,000
                 2007                                    19,600     19,000
                 2008                                                   --
                                                       --------   --------
                                                       $135,500   $191,000
                                                       ========   ========


                                      -F8-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

4. INCOME TAXES

The income tax benefit for the year ended, December 31, 2004 and 2003, includes the following:

                                                         2004           2003
                                                     -----------    -----------

            Federal                                  $        --    $        --
            State                                        153,251        193,770
                                                     -----------    -----------

                                                         153,251        193,770

            Deferred
                Federal                                       --             --
                State                                         --             --
                                                     -----------    -----------

                                                     $   153,251    $   193,770
                                                     ===========    ===========

The components of deferred tax accounts as of December 31, 2004 and 2003 are as follows:

                                                         2004           2003
                                                     -----------    -----------

            Deferred tax assets
                Net operating loss carryforward      $ 2,238,000    $ 1,855,000
                Other                                         --             --
                                                     -----------    -----------

            Subtotal                                   2,238,000      1,855,000

            Valuation allowance                       (2,238,000)    (1,855,000)
                                                     -----------    -----------

            Net deferred tax assets                  $        --    $        --
                                                     ===========    ===========

The net change in the valuation allowance was an increase of $383,000 and $328,000 in 2004 and 2003, respectively.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                          2004           2003
                                                     -----------    -----------

            Expected federal tax at statutory rate   $  (435,105)   $  (436,680)
            State taxes, net of federal tax rate        (101,146)       (85,090)
            Change in valuation allowance                383,000        328,000
                                                     -----------    -----------

                                                     $  (153,251)   $  (193,770)
                                                     ===========    ===========

At December 31, 2004 and 2003, the company had a net operating loss carryforward of $6,583,526 and $5,224,216, respectively, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.


                                      -F9-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

5. NOTES PAYABLE

This consists of a note payable to Hudson United Bank, with a balance of $34,444 due on demand, with an annual interest rate of prime + 1.5%. The note is secured by a certificate of deposit in the amount of $36,499 and $40,000 at December 31, 2004 and 2003 respectively.

6. LONG-TERM CONVERTIBLE DEBT

On October 13, 2000 Tech Labs completed a $1.5 million dollar financing of 6.5% convertible promissory notes due on October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the note holders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000.

On January 11, 2002, Tech Labs entered into a conversion and redemption agreement concerning the Long-Term Debt referenced in Note (9). An Event of Default, as defined in the 6.5% convertible notes Tech Labs issued in October 2000, occurred on January 25, 2002, when Tech Labs was unable to make the first payment of $750,000 to the holders of the notes.

On April 19, 2002, Tech Labs successfully negotiated a cure of the default referenced above. This cure required that Tech Labs' registration statement, filed with the Securities and Exchange Commission on April 5, 2002, covering the shares underlying the 6.5% convertible notes, to have been declared effective on or before June 29, 2002. If the registration statement was declared effective by such date, and Tech Labs made certain payments described in Tech Labs' report on Form 8-K filed April 25, 2002, the maturity date of the 6.5% convertible notes would have been extended from October 13, 2002 to December 30, 2002.

On August 2, 2002, the Company announced that an Event of Default occurred on the Convertible Notes. The Company was unable to have its registration statement declared effective by June 29, 2002, and was unable to reach a new agreement with the holders of the Convertible Notes prior to the expiration of the waiver the Company had been granted by the note holders, which had been granted in order to permit the parties time to negotiate a new agreement. The Company continued to seek a cure for the default with the holders of the Convertible Notes, and in October, 2003, a cure was successfully negotiated and is described in the Company's 8-K filed in October, 2003.

On May 18, 2004, the Company issued an additional $250,000 convertible debenture at a rate of 5.0% due on May 18, 2007.

As of December 31, 2004, an aggregate of $936,913 of Convertible Long Term Debt was converted into Common Stock.

7. EMPLOYEE CONTRACT

The Company has an employment contract with its chief operating officer. The agreement is for a term of five (5) years with Mr. Ciongoli, dated as of August 1, 2001, which agreement supersedes the employment agreement that was in effect with Mr. Ciongoli, dated October 1, 1998, as amended June 18, 1999, and February 21, 2001. Mr. Ciongoli is compensated under the terms of the employment


                                     -F10-

                             TECH LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE CONTRACT (Cont'd)

agreement at the base salary rate of $150,000 per annum. Mr. Ciongoli is also entitled to receive two percent (2%) of our sales in excess of $1,000,000 during any year he is employed by us. In addition, Mr. Ciongoli was granted an option, exercisable for five (5) years from the date of grant, to purchase up to 500,000 shares of stock at $.54 per share, which option vests in increments of 100,000 shares every (6) months since February 1, 2002.

The agreement is automatically renewable for three (3) years unless either party terminates the agreement in writing at least 180 days prior to the expiration of the initial term period.

8. STOCK OPTIONS

On November 15, 2004, a three-year option to purchase common stock of Tech Laboratories, Inc. was granted by the majority members of the Board of Directors of Tech Laboratories, Inc. to certain directors and employees at $.005 per share. The total number of options granted was 12,500,000 and all of the options were vested immediately.

The Company measures compensation for these plans under APB Opinion No. 25. No compensation cost has been recognized as all options were granted at the fair market value of the underlying stock at the date of grant. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company's net (loss) and net (loss) per share would be as follows:

                                            2004
                                      -------------
Net (loss), as reported               $  (1,359,310)
Net (loss), pro forma                 $  (1,396,810)
Basic (loss) per share, as reported   $       (0.03)
Basic (loss) per share, pro forma     $       (0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: risk-free interest rates of 3.529%, expected volatility of 94.75% and expected lives of three years. No dividends were assumed in the calculations.

Stock option transactions for 2004 are summarized as follows:

                                                   Weighted Average
                                   Shares           Exercise Price
                                   ------           --------------

Outstanding, beginning of year           --           $       --
Granted                          12,500,000                0.005
Exercised                                --                   --
Expired                                  --                   --
                                 ----------           ----------

Outstanding, end of year         12,500,000                0.005
                                 ==========           ==========

Exercisable, end of year         12,500,000                0.005
                                 ==========           ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our accountants are Demetrius & Company, LLC, 155 Route 46 West, Wayne Plaza II Wayne, NJ 07470. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On October 1, 2004, we dismissed Charles J. Birnberg, CPA as as our independent auditors due t the fact that he was not registered with the Public Accountants Oversights Board and we engaged Russell & Atkins, PLC as our independent auditor. Subsequently on October 22, 2004, Russell & Atkins, PLC resigned as our independent auditor due to the fact that Russell & Atkins decided that is it will no longer be registered with the PCAOB. On November 4, 2005, Demetrius & Company was engaged as our new independent auditor. At no time has there been any disagreements with Charles Birnberg, Russell & Atkins or Demetrius & Company regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

NAME                       AGE    TITLE
-----------------------    ---    ------------------------------------------
Bernard M. Ciongoli        58     President, Chief Executive Officer, Chief
                                  Financial Officer and Director

Earl M. Bjorndal           53     Vice President and Director

Craig Press                46     Director

Jeff Sternberg             59     Director

George Kanakis                    Director

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

Jeffrey Sternberg was appointed to our Board of Directors on March 25, 2005.
Mr. Sternberg is the President, Chief Executive Officer, Chief Financial
Officer and Chairman of the Board of Directors of Advantage Capital Development Corp. Since June 2002, Mr. Sternberg has been the managing member of Phoenix Capital Partners, LLC a financial investment company located in Hollywood, Florida. Prior to his acquiring Phoenix Capital Partners, LLC, between August 2002 and November 2002, he worked for Atico International based in South Florida. Atico is a specialty importer of goods. Immediately prior to that time, Mr. Sternberg had worked for seven years as a Senior Vice President at Herbko International, a worldwide manufacturer of general merchandise. Mr. Sternberg spent over two decades working with mass merchandisers, drug chains and specialty stores and consulting with regional and national buyers to distribute goods throughout the United States and Asia. Additionally, Mr. Sternberg served these and other customers by managing their imports and exports of products and arranging for the financing and the manufacturing of a wide variety of retail merchandise.

Craig Press was appointed to our Board of Directors on March 25, 2005. From 1996 to the present, Mr. Press has been the Vice President and head of operations for Georal International, Corp. and AJR International, Ltd., both located in Whitestone, New York. His responsibilities include the oversight and management of day to day operations of both company's employees, its sales, marketing, public relations and construction, of all of the company's products and services. Additionally, he is responsible for the day to day operations of the company's California facility and its personnel as well. Mr. Press also maintains control of the company's contacts with federal, state and municipal organizations as well as major real estate, banking and industrial corporations. Mr. Press is also a security consultant for anti-terrorism perimeter security, employee entrance and egress, fire, building and safety codes and negotiates all labor contracts with the New York City unions with which his company interacts. Mr. Press also sits on the Board of Directors of Advantage Capital Development Corp.

George Kanakis was appointed to our Board of Directors on March 25, 2005. Mr. Kanakis is the Director and President, Chief Executive Officer and member of the Board of Directors of NuWave Technologies,Inc. From March 2002 through August 2003, he had been a Vice President Of Corporate Finance for Cornell Capital Partners, LP, where he structured equity and debt financings, as well as provided consulting to clients on mergers and acquisitions. From 1993 to 2001 Mr. Kanakis managed the Futures and Options Group at Barclays Capital, where he serviced primarily institutional clients, around the world. Mr. Kanakis holds an MBA in Finance and Investments from the Zicklin School of Business at Baruch College where he graduated in December 2001 and a degree in Economics from Rutgers University where he graduated in May 1995

Tech Labs' success depends, to a large extent, upon the continued efforts of Bernard M. Ciongoli, our president and chief executive officer. Mr. Ciongoli has an intricate understanding of Tech Labs, its business operations, and the technology underlying its products. It would be very difficult for Tech Labs to replace Mr. Ciongoli, and, accordingly, the loss of his services would be detrimental to our operations. We do not have key-man life insurance on Mr. Ciongoli. We do, though, have an employment agreement with Mr. Ciongoli.

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

To the best of the Company's knowledge, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) shareholders were complied with in a timely manner.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.


Item 10.   Executive Compensation

The following table summarizes the compensation paid to or earned by our president. No other officer has received compensation in excess of $100,000 in any recent fiscal year.

SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
                                                                           LONG-TERM COMPENSATION
                                                                           SHARES OF COMMON STOCK
NAME AND 2004                                                              ISSUABLE UPON EXERCISE
PRINCIPAL POSITION                  YEAR    SALARY($)    BONUS($)          OF OPTIONS
--------------------------------------------------------------------------------------------------
Bernard M. Ciongoli                 2004          *          0                         0
President, CEO, CFO                 2003           *         0                         0
                                    2002    $132,000*        0                         0

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

                        OPTION GRANTS IN FISCAL YEAR 2004

No options were granted to any named executive officer of Tech Labs in 2004.

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

                                      NUMBER OF SHARES
NAME                                  OWNED BENEFICIALLY            % OF COMMON STOCK *
--------------------------------      -----------------             ------------------
Bernard M. Ciongoli                       22,275,500                      25.31%
Earl Bjorndal                              9,548,184                      10.85%
Jeff Sternberg                                     0                       0
Craig Press                                        0                       0
George Kanakis                                     0                       0

All officers and
Directors as a group (5 persons)      31,823,684                         36.16%

*  Based on 87,996,785 shares outstanding as of April 14, 2005

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

            (b)   Reports on Form 8-K

            On October 7, 2004, the Company filed an 8K based on a change in accountant to Russell & Atkins, PLC and then filed an amendment to the 8K on October 12, 2004.

            On November 5, 2004, the Company filed an 8K based on a change in accountant to Demetrius & Co,. and then filed an amendment to the 8K on December 22, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2004 and 2003, the Company was billed approximately $15,000 and $20,000 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2004, the Company incurred $-0- for preparation of their corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2004.

                               TECH LABORATORIES, INC.
                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2005                          TECH LABORATORIES, INC.


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

Signature                        Title                          Date

/s/Bernard M. Ciongoli          President, CEO, CFO             April 15, 2005
----------------------          and Director
Bernard M. Ciongoli

/s/ Earl M. Bjorndal            Vice President and Director     April 15, 2005
--------------------
Earl M. Bjorndal

                             TECH LABORATORIES, INC.
                            FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Tech Laboratories, Inc. ("Tech Laboratories") filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Tech Laboratories, employees may be called upon to provide information to assure that Tech Laboratories' public reports are complete, fair, and understandable. Tech Laboratories expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Tech Laboratories' public disclosure requirements.

Tech Laboratories' Finance Department bears a special responsibility for promoting integrity throughout Tech Laboratories, with responsibilities to stakeholders both inside and outside of Tech Laboratories. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Tech Laboratories as a whole that ensures the fair and timely reporting of Tech Laboratories' financial results and conditions. Because of this special role, the CEO, CFO, and all members of Tech Laboratories' Finance Department are bound by Tech Laboratories' Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Tech Laboratories files with, or submits to, government agencies and in other public communications.

- Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

- Share job knowledge and maintain skills important and relevant to stakeholders needs.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

- Achieve responsible use of, and control over, all Tech Laboratories assets and resources employed by, or entrusted to yourself, and your department.

- Receive the full and active support and cooperation of Tech Laboratories' Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Tech Laboratories' Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.