Form 10QSB
period 2005-03-31
TECH LABORATORIES INC
filed 2005-05-20
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

             New Jersey                                22-1436279
 -------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

955 Belmont Avenue, North Haledon, NJ                    07508
-------------------------------------       ------------------------------------
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

                                 Yes [X] No [_]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of May 19, 2005, there were 143,119,294 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS
                  Balance Sheets......................................................................       1-2

                  Statements of Operations ..........................................................         3

                  Statements of Cash Flows.........................................................           4

                  Notes to Financial Statements.....................................................         5-6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................         7

Item 3.           Controls and Procedures..........................................................           8

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................          9

Item 2.           Changes in Securities.............................................................          9

Item 3.           Defaults by the Company Upon its Senior Securities........................                  9

Item 4.           Submission of Matters to a Vote of Security Holders........................                 9

Item 5.           Other Information..................................................................         9

Item 6.           Exhibits and Reports on Form 8-K..............................................              9

SIGNATURES........................................................................................            10

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                March 31,        December 31,
                                                  2005               2004
                                            -----------------  -----------------

Current Assets:
    Cash                                    $          9,398   $        106,283
    Accounts receivable, net of
    allowance of $1,000                               24,554             10,679
    Inventories                                    1,019,370            907,030
    Prepaid expense                                   53,125             59,376
                                            -----------------  -----------------

              Total current assets                 1,106,447          1,083,368
                                            -----------------  -----------------

Certificate of deposit (restricted)                   36,576             36,499
                                            -----------------  -----------------

Property, plant and equipment, at cost
    Leasehold improvements                             2,247              2,247
    Machinery, equipment, and instruments            608,917            608,917
    Furniture and fixtures                           109,584            109,584
                                            -----------------  -----------------

                                                     720,748            720,748

Less accumulated depreciation and
    amortization                                     447,457            442,570
                                            -----------------  -----------------

    Net property, plant and equipment                273,291            278,178
                                            -----------------  -----------------

Other                                                 14,420             14,420
                                            -----------------  -----------------

              Total Assets                  $      1,430,734   $      1,412,465
                                            =================  =================






See notes to financial statements.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                               March 31,        December 31,
                                                                                 2005               2004
                                                                           -----------------  -----------------

Current liabilities:
    Convertible notes                                                      $        789,900   $        828,885
    Note payable                                                                     34,444             34,444
    Accounts payable and accrued expenses                                           397,990            352,457
                                                                           -----------------  -----------------

              Total current liabilities                                           1,222,334          1,215,786

Stockholders' equity
    Common stock, $.01 par value;
           195,000,000 shares authorized:
           93,119,294 shares issued in 2005;
           88,161,612 shares issued in 2004                                         931,193            881,616
    Less:    15,191 shares reacquired and held in treasury                             (113)              (113)
                                                                           -----------------  -----------------

                                                                                    931,080            881,503

    Capital contributed in excess of par value                                    5,417,985          5,417,562
    Accumulated deficit                                                          (6,140,665)        (6,102,386)
                                                                           -----------------  -----------------

              Total stockholders' equity                                            208,400            196,679
                                                                           -----------------  -----------------

Total liabilities and stockholders' equity                                 $      1,430,734   $      1,412,465
                                                                           =================  =================


See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                         March 31,
                                           ------------------------------------
                                                 2005               2004
                                           -----------------  -----------------



Sales                                      $         74,114   $         51,701
                                           -----------------  -----------------

Costs and expenses:
    Cost of sales                                    26,296             29,811
    Selling, general, and administrative
    expense                                          74,937            152,932
                                           -----------------  -----------------

                                                    101,233            182,743
                                           -----------------  -----------------

Loss from Operations                                (27,119)          (131,042)

Other expenses                                      (11,160)           (29,735)
                                           -----------------  -----------------

Loss before income taxes                            (38,279)          (160,777)
Provision for income taxes                                -                  -
                                           -----------------  -----------------

Net Loss                                            (38,279)          (160,777)

Accumulated deficit, Beg Qtr.                    (6,102,386)        (4,743,076)
                                           -----------------  -----------------

Accumulated deficit, End Qtr.                    (6,140,665)        (4,903,853)
                                           -----------------  -----------------

Net loss per share, basic and diluted      $              -            $ (0.01)
                                           =================  =================

Weighted average number of common shares
  and equivalent, basic and diluted              90,312,236         27,113,361
                                           =================  =================





See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,
                                              ----------------------------------
                                                   2005              2004
                                              ----------------  ----------------

Cash flow from (for) operating activities:
     Net loss from operations                 $       (38,279)  $      (160,777)

Add (deduct) items not affecting cash:
     Depreciation                                       4,887             4,887
     Amortization                                       6,251                 -
     Capitalized interest                              11,015                 -
Accrued expenses and other non-cash expenses                            111,934

Changes in operating assets and liabilities
     Accounts receivable                              (13,875)           (6,834)
     Inventories                                     (112,340)          (76,394)
     Accounts payable and accrued expenses             45,533            (9,791)
     Other assets/liabilities                                            43,577
                                              ----------------  ----------------

Net cash flow used in
     operating activities                             (96,808)          (93,398)
                                              ----------------  ----------------

Cash flows used in investing activities                   (77)              753
                                              ----------------  ----------------

Net decrease in cash                                  (96,885)          (92,645)
Cash balance beginning of year                        106,283           165,308
                                              ----------------  ----------------

Cash balance - end of first quarter           $         9,398   $        72,663
                                              ================  ================

Supplemental schedule of noncash investing
     and financing activities:
     Conversion of debt to common stock       $        50,000   $       311,817
                                              ================  ================





See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended, March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended, December 31, 2004, as filed with the Securities and Exchange Commission.

     Certain prior year balances have been reclassified to conform to the current year presentation.


2.   LONG-TERM CONVERTIBLE DEBT

     On October 13, 2000, Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of March 31, 2005, $986,913 of principal and interest on the 6.5% convertible notes has been converted into shares of Tech Labs' common stock.

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

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                   (UNAUDITED)



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

                             TECH LABORATORIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION



     Quarter ending March 31, 2005, compared to Quarter ending March 31, 2004

     Sales were $74,114 for the first quarter of 2005 as compared to $51,701 for the similar period of 2004. The increase in sales was due to increased orders for traditional products.

     Cost of sales of $26,296 for the first quarter of 2005 decreased by $3,515 compared to the same period of 2004, primarily due to the sales of lower cost products.

     Selling, administrative, and general expenses decreases by $77,995 compared to the same period of 2004. The decrease was primarily due to the curtailment of marketing activities.

     Loss from operations of $27,119 decreased $103,923 compared to a loss of $131,042 for the prior period as a direct result of increased sales and reduced operating expenses.

SIGNIFICANT CHANGES

     None

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities utilized cash of $96,885 during the three months ended, March 31, 2005, as compared to $92,645 during the three months ended, March 31, 2004.

     As a result of the continuing operating losses and negative cash flow experienced during 2003, 2004 and the first quarter of 2005, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports of Form 8-K

         On March 31, 2005, the Company filed an 8K based on a change in the Board of Directors of the Company.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 20, 2005

                               TECH LABORATORIES, INC.

                      By:      /s/ Bernard M. Ciongoli
                               -----------------------
                               Bernard M. Ciongoli
                               Chief Executive Officer, Principal Financial
                               Officer and Chief Accounting Officer