Form 10QSB
period 2005-06-30
TECH LABORATORIES INC
filed 2005-08-15
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____ TO_____ .

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

           New Jersey                                   22-1436279
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   955 Belmont Avenue, North Haledon, NJ                   07508
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

                                 Yes [X] No [_]

The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of August 15, 2005, there were 142,954,467 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION
Item 1.           FINANCIAL STATEMENTS
                  Balance Sheets.........................................................   1 - 2

                  Statements of Operations ..............................................     3

                  Statements of Cash Flows...............................................     4

                  Notes to Financial Statements..........................................   5 - 6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................     7

Item 3.           Controls and Procedures................................................     8

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings......................................................     9

Item 2.           Changes in Securities..................................................     9

Item 3.           Defaults by the Company Upon its Senior Securities.....................     9

Item 4.           Submission of Matters to a Vote of Security Holders....................     9

Item 5.           Other Information......................................................     9

Item 6.           Exhibits and Reports on Form 8-K.......................................     9

SIGNATURES...............................................................................    10

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                               June 30,         December 31,
                                                                                 2005               2004
                                                                           -----------------  -----------------
Current Assets:
    Cash                                                                    $     4,063         $   106,283
    Accounts receivable, net of allowance of $1,000                              11,541              10,679
    Inventories                                                               1,072,342             907,030
    Prepaid expense                                                              46,875              59,376
                                                                           -----------------  -----------------

              Total current assets                                            1,134,821           1,083,368
                                                                           -----------------  -----------------

Certificate of deposit (restricted)                                              35,135              36,499
                                                                           -----------------  -----------------

Property, plant and equipment, at cost
    Leasehold improvements                                                        2,247               2,247
    Machinery, equipment, and instruments                                       608,917             608,917
    Furniture and fixtures                                                      109,584             109,584
                                                                           -----------------  -----------------

                                                                                720,748             720,748

Less accumulated depreciation and amortization                                  452,344             442,570
                                                                           -----------------  -----------------

    Net property, plant and equipment                                           268,404             278,178
                                                                           -----------------  -----------------

Other                                                                            14,420              14,420
                                                                           -----------------  -----------------

              Total Assets                                                  $ 1,452,780         $ 1,412,465
                                                                           =================  =================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                               June 30,         December 31,
                                                                                 2005               2004
                                                                           -----------------  -----------------
Current liabilities:
    Convertible notes                                                           $   958,264     $      828,885
    Note payable                                                                     34,444             34,444
    Accounts payable and accrued expenses                                           467,603            352,457
                                                                           -----------------  -----------------

              Total current liabilities                                           1,460,311          1,215,786
                                                                           -----------------  -----------------

Stockholders' equity:
    Common stock, $.01 par value;
           195,000,000 shares authorized:
           142,954,467 shares issued in 2005;
            88,161,612 shares issued in 2004                                      1,429,545            881,616
    Less:    15,191 shares reacquired and held in treasury                             (113)              (113)
                                                                           -----------------  -----------------

                                                                                  1,429,432            881,503

    Capital contributed in excess of par value                                    4,919,634          5,417,562
    Accumulated deficit                                                          (6,356,597)        (6,102,386)
                                                                           -----------------  -----------------

              Total stockholders' equity                                             (7,531)           196,679
                                                                           -----------------  -----------------

Total liabilities and stockholders' equity                                      $ 1,452,780     $    1,412,465
                                                                           =================  =================

                       See notes to financial statements.

                            TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 ---------------------------------------  -------------------------------------
                                                        2005                 2004               2005                2004
                                                 -------------------   -----------------  ------------------  -----------------
Sales                                                  $     17,166        $     13,565        $     91,280      $      65,266
                                                 -------------------   -----------------  ------------------  -----------------

Costs and expenses:
    Cost of sales                                             4,261               9,053              30,557             38,864
    Selling, general, and administrative
     expense                                                175,130             157,141             250,067            310,073
                                                 -------------------   -----------------  ------------------  -----------------

                                                            179,391             166,194             280,624            348,937
                                                 -------------------   -----------------  ------------------  -----------------

Income (loss) from Operations                              (162,225)           (152,629)           (189,344)          (283,671)
                                                 -------------------   -----------------  ------------------  -----------------

Other expenses                                               53,707             358,906              64,867            388,641
                                                 -------------------   -----------------  ------------------  -----------------

Income (loss) before income taxes                          (215,932)           (511,535)           (254,211)          (672,312)
Provision for income taxes                                        -                   -                   -                  -
                                                 -------------------   -----------------  ------------------  -----------------

Net income (loss)                                          (215,932)           (511,535)           (254,211)          (672,312)

(Accumulated deficit), Beg Qtr.                          (6,140,665)         (4,903,853)         (6,102,386)        (4,743,076)
                                                 -------------------   -----------------  ------------------  -----------------

(Accumulated deficit), End Qtr.                          (6,356,597)         (5,415,388)         (6,356,597)        (5,415,388)
                                                 -------------------   -----------------  ------------------  -----------------

Net loss per share, basic and diluted                  $          -        $      (0.01)       $          -      $       (0.02)
                                                 ===================   =================  ==================  =================

Weighted average number of common
  shares and equivalents, basic and diluted             128,668,753          47,233,919         109,596,451         37,173,640
                                                 ===================   =================  ==================  =================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                           -----------------------------------
                                                                                2005               2004
                                                                           ----------------   ----------------
Cash flow from (for) operating activities:
     Net (loss) from operations                                                  $(254,211)        $ (672,312)

Add (deduct) items not affecting cash:
     Depreciation/amortization                                                       9,774              9,774
     Capitalized interest                                                           19,380                  -
     Expenses paid with the issuance of stock                                            -            620,278

Changes in operating assets and liabilities
     Accounts receivable                                                              (862)               112
     Inventories                                                                  (165,312)          (179,095)
     Accounts payable and accrued expenses                                         115,146            (76,277)
     Other assets                                                                   12,501             89,024
                                                                           ----------------   ----------------

Net cash flow from (for) operating activities                                     (263,584)          (208,496)
                                                                           ----------------   ----------------

Cash flows from (for) investing activities
    Decrease in restricted certificate of deposit                                    1,364                  -
    Sale of machinery and equipment                                                      -              1,610
                                                                           ----------------   ----------------

Net cash flow from (for) investing activities                                        1,364              1,610
                                                                           ----------------   ----------------

Cash flows from (for) financing activities:
     Proceeds of convertible note                                                  160,000            175,000
     Payment of note payable to bank                                                     -               (700)
                                                                           ----------------   ----------------

Net cash flow from (for) financing activities                                      160,000            174,300
                                                                           ----------------   ----------------

Net (decrease) in cash                                                            (102,220)           (32,586)
Cash balance beginning of year                                                     106,283            165,308
                                                                           ----------------   ----------------

Cash balance - end of second quarter                                               $ 4,063          $ 132,722
                                                                           ================   ================

Supplemental schedule of noncash investing and
  financing activities:
      Conversion of debt to common stock                                          $ 50,000         $1,437,995


                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)



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


2.   LONG-TERM CONVERTIBLE DEBT

     On October 13, 2000, Tech Labs completed a $1.5 million financing of 6.5% convertible promissory notes due October 15, 2002. Interest is payable quarterly in cash or in shares of common stock at the option of the noteholders. Tech Labs disclosed all terms of this financing on Form 8-K filed on October 18, 2000. As of June 30, 2005, $986,913 of principal and interest on the 6.5% convertible notes has been converted into shares of Tech Labs' common stock.

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

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                   (UNAUDITED)



2.   LONG-TERM CONVERTIBLE DEBT (Cont'd)

     On May 18, 2004, the Company issued an additional $250,000 convertible debenture at a rate of 5.0% due on May 18, 2007. On April 22, 2005, the convertible debt of $250,000 was renegotiated with an additional $160,000 plus accrued interest for a total amount of $420,514. The interest rate is 5% per annum and is due upon demand. In connection with this transaction, the Company issued 50,000,000 shares of common stock to be held in escrow, as collateral, for the transaction. On April 22, 2005, the Company issued warrants to Montgomery Equity Partners, Ltd. to purchase 100,000 shares of common stock at the par value of $.0001 per share.

3.   SUBSEQUENT EVENT

     On July 11, 2005, (the "Effective Date"), the Company finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. The Agreement grants the Company a seven-year license in the transferred technology, pursuant to which the Company shall have the right to sell the products developed for the DynaTrax technology as a dealer to its customers at a dealer price of 25% off list price. The Company will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products.

                             TECH LABORATORIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in 1947 as a New Jersey corporation. Our focus has historically been the design, manufacture, and sale of rotary switches. Switches have been a significant part of our revenue for five decades. In 1995, to augment revenues, we sought business in transformers and contract manufacturing. In 1998, we made a shift to new product development. In 1998, we also made our first sales of the IDS product, and in April of 1999, we completed the acquisition of the DynaTraX(TM) switch and technology. DynaTraX(TM) is a high-speed digital switch matrix system, an electronic switching unit for network management and security. This equipment manages video and data transmissions on a network.

On April 22, 2005, the Company completed a financing agreement for $160,000 with Montgomery Equity Partners, Ltd. (the "Investor"). Under the agreement the Company issued a $420,514 secured convertible debenture with a 5% interest rate to the Investor, pursuant to the $160,000 funding and the purchase of a $260,514 note from Cornell Capital. The debenture is convertible into common shares of the Company at a conversion price of $0.002 per share. The Company simultaneously issued to the Investor a Warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.001. The Company is committed to filing an SB-2 Registration Statement with the SEC within 30 days of funding. There are penalty provisions for the Company should the filing not become effective within 90 days of filing.


RESULTS OF OPERATIONS

     Quarter ending June 30, 2005, compared to Quarter ending June 30, 2004
     ----------------------------------------------------------------------

     Sales were $17,166 for the second quarter of 2005 as compared to $13,565 for the similar period of 2004. The increase in sales was due to increased orders for traditional products.

     Cost of sales of $4,261 for the second quarter of 2005 decreased by $4,792 compared to the same period of 2004, primarily due to the sales of lower cost products.

     Selling, general, and administrative expenses increased by $17,989 compared to the same period of 2004. The increase was primarily due to an increase in professional fees.

     Loss from operations of $162,225 increased $9,596 compared to a loss of $152,629 for the prior period as a direct result of increased operating expenses.

   Six Months Ending June 30, 2005 Compared to Six Months Ending June 30, 2004
   ---------------------------------------------------------------------------

     Sales were $91,280 for the six months ended, June 30, 2005, as compared to $65,266 for the similar period of 2004. This was due to increased orders for traditional products.

     Cost of sales of $30,557 for the six months ended June 30, 2005 decreased by $8,307 compared to the same period of 2004, primarily due to the sales of lower cost products.

     Selling, general, and administrative expenses decreased by $60,006 compared to the same period of 2004 due to the curtailment of marketing activities.

     Loss from operations of $189,344 decreased $94,327 compared to a loss of $283,671 for the prior period as a direct result of the decreased selling, general, and administrative expenses.

SIGNIFICANT CHANGES

     None

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities utilized cash of $102,220 during the six months ended, June 30, 2005, as compared to $32,586 during the three months ended, June 30, 2004.

     As a result of the continuing operating losses and negative cash flow experienced during 2003, 2004 and the first half of 2005, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

SUBSEQUENT EVENTS

On July 11, 2005 (the "Effective Date"), the Company finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer of all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary to Bernard Ciongoli.

Pursuant to the Agreement, the Settlement Parties granted the Company a seven year license in the transferred technology, pursuant to which the Company shall have the right to sell the products developed from the DynaTraX technology as a dealer to its customers at a dealer price of 25% off list price. The Company will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of the Company's assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain liabilities of the Company and the lease by the Settlement Parties.

On July 11, 2005, Bernard Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company. Also on July 11, 2005, Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company. Such resignation was in accordance with the terms of an Agreement and is not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practice. On July 11, 2005, Donna Silverman was appointed as the Company's President, Chief Executive Officer, and Chief Financial Officer and to the Board of Directors of the Company.

We are now seeking a merger candidate for the purpose of a merger. Although we have begun preliminary negotiations with several candidates, we have not entered into any letters of intent to date.

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

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff as set forth in our answer.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports of Form 8-K

         None

                             TECH LABORATORIES, INC.



                             TECH LABORATORIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005

                                 TECH LABORATORIES, INC.

                                 By: /s/ Donna Silverman
                                     -------------------
                                     Donna Silverman
                                     Chief Executive Officer, Chief Financial
                                     Officer and President