Form 10QSB
period 2005-09-30
TECH LABORATORIES INC
filed 2005-11-14
CIK 96664

U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO ________


                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

          New Jersey                                     22-1436279
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 In c/o Anslow & Jaclin, LLP, Attn: Gregg Jaclin
 195 Route 9 South, Suite 204, Manalapan, NJ                  07726
 ----------------------------------------------         -----------------
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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes |_|   No |X|


     The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 14, 2005, there were 127,155,216 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS
                  Balance Sheets................................................................... 1 - 2

                  Statements of Operations ........................................................   3

                  Statements of Cash Flows......................................................... 4 - 5

                  Notes to Financial Statements.................................................... 6 - 7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................   8

Item 3.           Controls and Procedures..........................................................   9

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings................................................................. 10

Item 2.           Changes in Securities............................................................. 10

Item 3.           Defaults by the Company Upon its Senior Securities................................ 10

Item 4.           Submission of Matters to a Vote of Security Holders............................... 10

Item 5.           Other Information................................................................. 10

Item 6.           Exhibits and Reports on Form 8-K.................................................. 10

SIGNATURES.......................................................................................... 11

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS



                                                                              September 30,        December 31,
                                                                                  2005                 2004
                                                                              (Unaudited)
                                                                           --------------------  -----------------
Current Assets:
    Cash                                                                         $ 1,436             $ 106,283
    Accounts receivable, net of allowance of $1,000                                    -                10,679
    Inventories                                                                        -               907,030
    Prepaid expense                                                               40,625                59,376
                                                                           --------------------  -----------------

              Total current assets                                                42,061             1,083,368
                                                                           --------------------  -----------------

Certificate of deposit (restricted)                                                    -                36,499
                                                                           --------------------  -----------------

Property, plant and equipment, at cost
    Leasehold improvements                                                             -                 2,247
    Machinery, equipment, and instruments                                              -               608,917
    Furniture and fixtures                                                             -               109,584
                                                                           --------------------  -----------------

                                                                                       -               720,748

Less accumulated depreciation and amortization                                         -               442,570
                                                                           --------------------  -----------------

    Net property, plant and equipment                                                  -               278,178
                                                                           --------------------  -----------------

Other                                                                                  -                14,420
                                                                           --------------------  -----------------

              Total Assets                                                      $ 42,061           $ 1,412,465
                                                                           ====================  =================


                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                               September 30,      December 31,
                                                                                 2005               2004
                                                                                (Unaudited)
                                                                           -----------------  -----------------
Current liabilities:
    Convertible notes                                                             $ 959,627          $ 828,885
    Note payable                                                                     20,620             34,444
    Accounts payable and accrued expenses                                           242,973            352,457
                                                                           -----------------  -----------------

              Total current liabilities                                           1,223,220          1,215,786
                                                                           -----------------  -----------------

Stockholders' equity:
    Common stock, $.01 par value;
           195,000,000 shares authorized:
           127,155,216 shares issued in 2005;
            88,161,612 shares issued in 2004                                      1,271,552            881,616
    Less:    15,191 shares reacquired and held in treasury                             (113)              (113)
                                                                           -----------------  -----------------

                                                                                  1,271,439            881,503

    Capital contributed in excess of par value                                    4,829,634          5,417,562
    Accumulated deficit                                                          (7,282,232)        (6,102,386)
                                                                           -----------------  -----------------

              Total stockholders' equity                                         (1,181,159)           196,679
                                                                           -----------------  -----------------

Total liabilities and stockholders' equity                                         $ 42,061        $ 1,412,465
                                                                           =================  =================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                For the                                For the
                                                             Three Months Ended                   Nine Months Ended
                                                              September 30,                          September 30,
                                                   ------------------------------------  ------------------------------------
                                                         2005               2004               2005               2004
                                                   -----------------   ----------------  ------------------  ----------------
Sales                                                           $ -          $ 167,872            $ 91,280         $ 233,138
                                                   -----------------   ----------------  ------------------  ----------------

Costs and expenses:
    Cost of sales                                                 -             92,179              30,557           131,043
    Selling, general, and
     administrative expense                                  23,447            181,065             273,514           491,138
                                                   -----------------   ----------------  ------------------  ----------------

                                                             23,447            273,244             304,071           622,181
                                                   -----------------   ----------------  ------------------  ----------------

Income (loss) from Operations                               (23,447)          (105,372)           (212,791)         (389,043)
                                                   -----------------   ----------------  ------------------  ----------------

Other income (expenses):
    Other expense                                           (17,614)            (8,742)            (82,481)         (397,383)
    Loss on settlement agreement (Note 2)                  (884,574)                 -            (884,574)                -
                                                   -----------------   ----------------  ------------------  ----------------

                                                           (902,188)            (8,742)           (967,055)         (397,383)
                                                   -----------------   ----------------  ------------------  ----------------

Income (loss) before income taxes                          (925,635)          (114,114)         (1,179,846)         (786,426)
Provision for income taxes                                        -                  -                   -                 -
                                                   -----------------   ----------------  ------------------  ----------------

Net income (loss)                                          (925,635)          (114,114)         (1,179,846)         (786,426)

(Accumulated deficit), Beg Qtr.                          (6,356,597)        (5,415,388)         (6,102,386)       (4,743,076)
                                                   -----------------   ----------------  ------------------  ----------------

(Accumulated deficit), End Qtr.                          (7,282,232)        (5,529,502)         (7,282,232)       (5,529,502)
                                                   -----------------   ----------------  ------------------  ----------------

Net loss per share, basic and diluted                       $ (0.01)               $ -             $ (0.01)          $ (0.02)
                                                   =================   ================  ==================  ================

Weighted average number of common
  shares and equivalents, basic and diluted             139,926,344         65,324,970         119,817,514        46,557,417
                                                   =================   ================  ==================  ================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                           -------------------------------------
                                                                                 2005                2004
                                                                           ------------------  -----------------
Cash flow from (for) operating activities:
     Net (loss) from operations                                                  $(1,179,846)        $ (786,426)

Add (deduct) items not affecting cash:
     Depreciation/amortization                                                         9,774             14,661
     Loss on settlement agreement                                                    884,574                  -
     Capitalized interest                                                             30,742                  -
     Expenses paid with the issuance of stock                                              -            743,741

Changes in operating assets and liabilities
     Accounts receivable                                                                (862)           (94,704)
     Inventories                                                                    (165,312)          (206,345)
     Accounts payable and accrued expenses                                           115,348             25,628
     Other assets/liabilities                                                         18,751              2,347
                                                                           ------------------  -----------------

Net cash flow for operating activities                                              (286,831)          (301,098)
                                                                           ------------------  -----------------

Cash flows from (for) investing activities
    Decrease in restricted certificate of deposit                                      1,364                  -
                                                                           ------------------  -----------------

Net cash flow from (for) investing activities                                          1,364                  -
                                                                           ------------------  -----------------

Cash flows from (for) financing activities:
     Proceeds of convertible note                                                    160,000            175,000
     Proceeds from notes payable                                                      20,620                  -
                                                                           ------------------  -----------------

Net cash flow from (for) financing activities                                        180,620            175,000
                                                                           ------------------  -----------------

Net increase (decrease) in cash                                                     (104,847)          (126,098)
Cash balance beginning of year                                                       106,283            165,308
                                                                           ------------------  -----------------

Cash balance - end of third quarter                                                  $ 1,436           $ 39,210
                                                                           ==================  =================

Supplemental schedule of noncash investing and financing activities:
     Conversion of debt to common stock                                             $ 60,000        $ 1,538,837

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended, September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended, December 31, 2004, as filed with the Securities and Exchange Commission.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2.       SETTLEMENT AGREEMENT AND RELEASE

         On July 11, 2005, (the "Effective Date"), the Company finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors of the Company, and agreed to the cancellation of 17,754,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. The Agreement grants the Company a seven-year license in the transferred technology, pursuant to which the Company shall have the right to sell the products developed for the DynaTrax technology as a dealer to its customers at a dealer price of 25% off list price. The Company will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. The Company recorded a loss from this transaction in the amount of $884,574.

3.       LONG-TERM CONVERTIBLE DEBT

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

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)



3.       LONG-TERM CONVERTIBLE DEBT (Cont'd)

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Quarter ending September 30, 2005, compared to Quarter ending September 30, 2004
--------------------------------------------------------------------------------

See Note 2 to the financial statements regarding the settlement agreement and release. There were no sales during the third quarter of 2005.

Selling, general, and administrative expenses decreased by $157,618 compared to the same period of 2004 due to decreases in selling expenses, and expenses associated with the company's attempts to raise long-term capital due to the successful completion of the stand by equity agreement and the settlement agreement.

Net loss from operations of $925,635 increased $811,521 compared to a loss of $114,114 for the prior period as a direct result of the settlement agreement during the third quarter 2005.

Nine Months Ending September 30, 2005 Compared to Nine Months Ending September 30, 2004

Sales were $91,280 for the nine months ended, September 30, 2005, as compared to $233,138 for the similar period of 2004. The decrease was primarily due to no sales occurring during the third quarter of 2005.

Cost of sales of $30,557 for the nine months ended September 30, 2005 decreased by $100,486 compared to the same period of 2004, primarily due to the reduction in sales.

Selling, general, and administrative expenses decreased by $217,624 compared to the same period of 2004 due to the curtailment of marketing activities and the settlement agreement.

Loss from operations of $1,179,846 increased $393,420 compared to a loss of $786,426 for the prior period as a result of the reduction in sales and the settlement agreement.

SIGNIFICANT CHANGES

None

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $286,831 during the nine months ended, September 30, 2005, as compared to $301,098 during the nine months ended, September 30, 2004.

As a result of the continuing operating losses and negative cash flow experienced during 2003, 2004 and the nine months of 2005, Tech Labs has a tenuous liquidity position. If sales do not improve or alternative financing is not obtained, substantial doubt exists about Tech Labs' ability to continue as a going concern.

SUBSEQUENT EVENTS

On October 13, 2005, we were informed by the State of New Jersey, Department of the Treasury that we were delinquent in filing certain Sales Tax Returns and Employer Withholding Tax Returns. Our charter will not be reinstated with the State of New Jersey until all such returns have been filed. We are currently working with our accountant to complete such returns in a timely fashion.

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

On July 30, 2003, a former director and a former employee filed a joint lawsuit in Superior Court of New Jersey, Passaic County, against us for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission owed on sales due from a licensing agreement with us. The claims by the former director and former employee are for about $10,000 and we deny any liability under these claims and are defending the lawsuit. With regard to W.T. Sports, our agreement has an arbitration in case of dispute and therefore we are attempting to move this case to arbitration. We believe that we have a counterclaim, which is far in excess of the amount they claim we owe for the licensing fees. On November 11, 2004, an arbitration hearing took place. On December 31, 2004, the arbitrator awarded $35,148 to WT Sports. Tech Labs can continue to manufacture the system in the United States.We are currently attempting to negotiate a settlement with W.T. Sports.

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We have filed a counterclaim for overcharging by the plaintiff.Stursberg & Veith have filed a motion for summary judgment; however, we are currently trying to negotiate a settlement with them.

Item 2.  Changes in Securities.

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

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A 14C Information Statement was filed on September 6, 2005, informing the shareholders that the Majority Stockholders approved the Settlement Agreement and Release by and among the Company, Bernard Ciongoli and Earl Bjorndal, our former officers and directors.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports of Form 8-K

         On July 18, 2005, the Company filed an 8K pursuant to the execution of the Settlement Agreement and Release by and among the Company, Bernard Ciongoli and Earl Bjorndal, our former officers and directors.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:    November 14, 2005

                             TECH LABORATORIES, INC.

                             By: /s/ Donna Silverman
                                 -------------------
                                 Donna Silverman
                                 Chief Executive Officer, Chief Financial
                                 Officer and President