Form 10KSB
period 2005-12-31
TECH LABORATORIES INC
filed 2006-03-31
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

                  New Jersey                                 22-1436279
------------------------------------------------     ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

In c/o Anslow & Jaclin, LLP, Attn: Gregg Jaclin
195 Route 9 South, Suite 204, Manalapan, NJ                     07726
------------------------------------------------     ---------------------------
  (Address of principal executive offices)                    (zip code)

         Issuer's telephone number, including area code: (973) 427-5333

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. {_}

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  [X]    No  [_]

State issuer's revenues for its most recent fiscal year: $91,713

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

The number of shares of common stock outstanding as of December 31, 2005:
141,446,880

                             TECH LABORATORIES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
    Item 1.   Description of Business . . . . . . . . . . . . . . . . . .     1
    Item 2.   Description of Property . . . . . . . . . . . . . . . . . .     6
    Item 3.   Description of Property . . . . . . . . . . . . . . . . . .     7

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
    Item 4.   Submission of Matters to a Vote of Securityholders. . . . .     7
    Item 5.   Market for Common Equity and Related Shareholder Matters. .     7
    Item 6.   Management's Discussion and Analysis or Plan of Operation .     9
    Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . .    11
   Item 8.    Changes and Disagreements with Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . . . III-1

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . III-1
     Item 9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act  III-1
    Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . III-1
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management. . . . . . . . . . . . . . . . . . . . . . . . . III-1
    Item 12.  Certain Relationships and Related Transactions. . . . . . . III-1
    Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . III-1
              Evaluation of Disclosure Controls and Procedures. . . . . . III-4

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

On July 11, 2005 (the "Effective Date"), we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer of all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary to Bernard Ciongoli.

Pursuant to the Agreement, the Settlement Parties granted us a seven year license in the transferred technology, pursuant to which we shall have the right to sell the products developed from the DynaTraX technology as a dealer to its customers at a dealer price of 25% off list price. We will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of the Company's assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain liabilities of the Company and the lease by the Settlement Parties.

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

We are now currently seeking and reviewing potential merger candidates. We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

o the ability to use registered securities to make acquisitions of assets or businesses;

o    increased visibility in the financial community;

o    the facilitation of borrowing from financial institutions;

o    improved trading efficiency;

o    shareholder liquidity;

o    greater ease in subsequently raising capital;

o compensation of key employees through stock options for which there may be a market valuation;

o    enhanced corporate image;

o    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

o a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

o a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

o a foreign company which may wish an initial entry into the United States securities market;

o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

o a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

We have no employees at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate headquarters is located at 195 Route 9 South, Suite 204 Manalapan, NJ 07726. On July 11, 2005, we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the

"Settlement Parties"), and pursuant to the Agreement, the facility in North Haledon with all lease obligations were assumed by Bernard Ciongoli and Earl Bjorndal.

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

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We have filed a counterclaim for overcharging by the plaintiff. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834.10, including interest.

                                     Part II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On July 11, 2005, the unanimous consent of the Board of Directors and a majority of the shareholders of record approved the Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal. The action was approved by approximately 50.25% of the shareholders of record. An Information Statement describing such action was filed with the Securities and Exchange Commission..

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

TCHL COMMON STOCK

          2004
          ---------------
          First Quarter                                  0.35             0.02
          Second Quarter                                 0.21             0.01
          Third Quarter                                  0.06             0.01
          Fourth Quarter                                 0.03             0.01

          2005
          ---------------
          First Quarter                                  0.02             0.01
          Second Quarter                                0.016            0.008
          Third Quarter                                  0.03            0.008
          Fourth Quarter                                 0.02            0.006

As of December 31, 2005, there were 473 holders of record of our common stock. The transfer agent for our common stock is:

          Olde Monmouth Stock Transfer Co., Inc.
          Suite 101, 77 Memorial Parkway,
          Atlantic Highlands, NJ 07716.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The company was incorporated in 1947 as a New Jersey corporation. Company focus has historically been the design, manufacture, and sale of rotary switches. Switches were a significant part of revenue for five decades. In 1995, to augment revenues, the Company sought business in transformers and contract manufacturing.

While previous management tried to shift out of the subcontracting and transformer business, and tried to gradually shift product offering from less profitable to more profitable proprietary products, these business strategies did not result in a sufficient increase in business prospects or revenue.

Plan of Operation

On July 11, 2005 (the "Effective Date"), we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer of all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary to Bernard Ciongoli.

Pursuant to the Agreement, the Settlement Parties granted us a seven year license in the transferred technology, pursuant to which we shall have the right to sell the products developed from the DynaTraX technology as a dealer to its customers at a dealer price of 25% off list price. We will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of the Company's assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain liabilities of the Company and the lease by the Settlement Parties.

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally takethe form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Results of Operations

Sales were $91,280 for 2005 as compared to $259,761 for the year ended 2004 for a decrease of 64.9%.

For the year ended 2005 cost of sales were $30,557 compared to $784,153 for the year ended 2004. The Company's gross profit percentage was negative in 2005 and 2004 due to inventory write-offs of slow moving and obsolete inventory totaling $-0- in 2005 and $265,358 in 2004.

Selling, general, and administrative expenses decreased by $422,014 in 2005 as compared to the prior period. This decrease was due to the Company's efforts to restructure its management.

Losses from operations of $1,642,786 in 2005 were a direct result of the loss of the stock conversions and restructuring costs.

Liquidity and Capital Resources

The Company's operating activities utilized cash of $802,595 during the year ended, December 31, 2005, as compared to $272,905 during the year ended, December 31, 2004.

As a result of the continuing operating losses and negative cash flow experienced during 2004 and 2005, we have a tenuous liquidity position. If we are unable to find a suitable merger candidate or alternative financing is not obtained, substantial doubt exists about our ability to continue as a going concern.

On December 27, 2005, we completed a financing agreement for $300,000 with Montgomery Equity Partners, Ltd. (the "Investor"). Under the terms of the agreement, we issued to the Investor a $300,000 secured convertible debenture with a 15% interest rate and a maturity date of December 27, 2006. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.00525 per share or (b) ninety percent of the lowest Closing Bid Price of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. We are committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions should the filing not become effective within 150 days of filing.

Simultaneously with the financing agreement, we issued an Amended and Restated Convertible Debenture to the Investor in the amount of $537,220 to cure the default under the Debenture issued to the Investor on April 5, 2005 in the original amount of $420,514 for not filing a registration statement by the initial filing deadline (the "Amended Debenture"). The Amended Debenture bears a 15% interest rate and a maturity date of December 27, 2006. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.00525 per share or (b) ninety percent of the lowest Closing Bid Price of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. We are committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions should the filing not become effective within 150 days of filing.

On December 27, 2005, we entered into a Termination Agreement with Cornell Capital Partners, LP terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated May 17, 2004.

Factors that May Affect Future Events

The following factors, among others, could cause actual events and financial results to differ materially from those anticipated by forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

On July 11, 2005, we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer of all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary to Bernard Ciongoli.

Pursuant to the Agreement, the Settlement Parties granted us a seven year license in the transferred technology, pursuant to which we shall have the right to sell the products developed from the DynaTraX technology as a dealer to its customers at a dealer price of 25% off list price. We will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of the Company's assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain liabilities of the Company and the lease by the Settlement Parties.

We are now currently seeking and reviewing potential merger candidates. We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.


ITEM 7.  FINANCIAL STATEMENTS

                             Tech Laboratories, Inc.


                                                           Page
                                                         --------
Report of Independent Registered Public Accounting Firm     F1

Balance Sheet as of December 31, 2005                       F2

Statements of Operations for the Years Ended
  December 31, 2005 and 2004                                F3

Statements of Shareholders' Equity (Deficit) for the
  Years Ended December 31, 2005 and 2004                    F4

Statements of Cash Flows for the Years
  Ended December 31, 2005 and 2004                       F5 - F6

Notes to Financial Statements                            F7 - F12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tech Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Tech Laboratories, Inc. as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Laboratories, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Demetrius  &  Company,  L.L.C.

Wayne,  New  Jersey
March  22,  2006


                                      -F1-

                             TECH LABORATORIES, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2005

Current Assets:
  Cash                                                    $   212,390
    Prepaid expense                                            81,876
                                                          ------------

      Total Assets                                        $   294,266
                                                          ============


  Convertible notes                                       $ 1,345,662
  Accounts payable and accrued expenses                       311,445
                                                          ------------

      Total current liabilities                             1,657,107

Shareholders' Deficit
  Common stock, $.01 Par Value;
    195,000,000 Shares Authorized
    141,446,880 Shares Issued                               1,414,469
  Less:    15,191 Shares Reacquired and held in Treasury         (113)
                                                          ------------

                                                            1,414,356

Capital contributed in excess of par value                  4,967,975
  Accumulated deficit                                      (7,745,172)
                                                          ------------

                                                           (1,362,841)
                                                          ------------

Total Liabilities and Shareholders' Deficit               $   294,266
                                                          ============

The accompanying notes are an integral part of these financial statements.


                                      -F2-

                              TECH LABORATORIES, INC.
                             STATEMENTS OF OPERATIONS

                                                                Year Ended
                                                               December 31,
                                                       ---------------------------
                                                           2005           2004
                                                       -------------  ------------
Sales                                                  $     91,280   $   259,761
                                                       -------------  ------------

Costs and expenses:
  Cost of sales                                              30,557       784,153
  Selling, general and administrative expenses              505,267       927,281
                                                       -------------  ------------

                                                            535,824     1,711,434

Loss from operations                                       (444,544)   (1,451,673)
                                                       -------------  ------------

Other income (expenses):
  Interest income                                               187           189
  Loss on settlement agreement                             (884,574)            -
  Interest expense                                         (313,855)      (61,077)

                                                         (1,198,242)      (60,888)

Loss before income taxes                                 (1,642,786)   (1,512,561)

Income taxes benefit                                              -       153,251
                                                       -------------  ------------

Net loss                                                 (1,642,786)   (1,359,310)
  Accumulated deficit, beginning of year                 (6,102,386)   (4,743,076)
                                                       -------------  ------------

  Accumulated deficit, end of year                     $ (7,745,172)  $(6,102,386)
                                                       =============  ============

Loss per share, basic and diluted                      $      (0.01)  $     (0.03)

Basic and diluted weighted average shares outstanding   122,243,867    52,043,074

The accompanying notes are an integral part of these financial statements.


                                      -F3-

                                            TECH LABORATORIES, INC.
                                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                        Capital
                                                Common Stock           in Excess     Accumulated
                                          -------------------------
                                             Shares       Amount      of Par Value     Deficit        Total
                                          ------------  -----------  --------------  ------------  ------------
Balance, December 31, 2003                 18,045,376   $  175,030   $   4,480,381   $(4,743,076)  $   (87,665)

Stock issued for services                  47,391,034      473,910         232,831             -       706,741

Stock issued for debt conversion           22,725,202      232,563         704,350             -       936,913

Net loss                                            -            -               -    (1,359,310)   (1,359,310)
                                          ------------  -----------  --------------  ------------  ------------

Balance, December 31, 2004                 88,161,612   $  881,503   $   5,417,562   $(6,102,386)  $   196,679
                                          ============  ===========  ==============  ============  ============

Stock issued for services                   9,135,500       91,335               -             -        91,335

Stock issued for debt conversion           20,113,846      201,138         (11,562)            -       189,576

Pledged shares                             50,000,000      500,000        (458,931)                     41,069

Cancelled shares                           (25,964,078)    (259,620)       (128,996)                   (388,616)

Intrinsic value of beneficial conversion            -            -         149,902             -       149,902

Net loss                                            -            -               -    (1,642,786)   (1,642,786)
                                          ------------  -----------  --------------  ------------  ------------

Balance, December 31, 2005                141,446,880   $1,414,356   $   4,967,975   $(7,745,172)  $(1,362,841)
                                          ============  ===========  ==============  ============  ============
The accompanying notes are an integral part of these financial statements.


                                      -F4-

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                            Year Ended
                                                           December 31,
                                                   --------------------------
                                                       2005          2004
                                                   ------------  ------------
Cash flows from operating activities:
  Net loss from operations                         $(1,642,786)  $(1,359,310)
  Depreciation/amortization                              9,774        14,661
  Doubtful accounts expense                                  -             -
  Loss on settlement agreement                         884,574             -
  Capitalized interest                                 156,778             -
  Expenses paid with the issuance of common stock            -       706,741
  Interest expense capitalized to debt                       -        35,013
  Inventory write-down                                       -       265,358
Changes in operating assets and liabilities:
  Accounts receivable                                     (862)         (572)
  Inventories                                         (165,312)       77,389
  Accounts payable and accrued expenses                (41,012)       51,745
  Prepaid expenses                                     (22,500)      (58,302)
  Other assets and liabilities                          18,751        (5,628)
                                                   ------------  ------------

Net cash used in operating activities                 (802,595)     (272,905)
                                                   ------------  ------------

Cash flows from investing activities:

Reduction in certificate of deposit                      1,364         3,501
Proceeds from sale of equipment                              -         1,309
Purchase of equipment                                        -          (930)
                                                   ------------  ------------

Net cash provided by investing activities                1,364         3,880
                                                   ------------  ------------

Cash flows from financing activities:
  Acquisition of debt                                  907,338       250,000
                                                   ------------  ------------

Net cash provided by financing activities              907,338       250,000
                                                   ------------  ------------

Net increase (decrease) in cash                        106,107       (19,025)
Cash balance, beginning of year                        106,283       125,308
                                                   ------------  ------------

Cash balance, end of year                          $   212,390   $   106,283
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.


                                      -F5-

                          TECH LABORATORIES, INC.
                          STATEMENTS OF CASH FLOWS

                                                      Year Ended
                                                     December 31,
                                              --------------------------
                                                  2005          2004
                                              ------------  ------------
Supplemental schedule of noncash investing
  and financing activities:
    Intrinsic value of beneficial conversion  $   149,902   $         -
                                              ============  ============

    Conversion of debt to common stock           (157,971)      936,913
                                              ============  ============

Settlement agreement
    Accounts receivable                           (11,541)            -
    Inventory                                  (1,072,342)            -
    Certificate of deposit                        (35,135)            -
    Property plant and equipment, net            (268,404)            -
    Other assets                                  (14,420)            -
    Notes payable                                  34,444             -
    Accounts payable                              224,832             -
    Common stock and paid in capital              257,992             -
                                              ------------  ------------

                                              $  (884,574)  $         -
                                              ============  ============

The accompanying notes are an integral part of these financial statements.


                                      -F6-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.  NATURE OF OPERATIONS
------------------------

Tech Laboratories, Inc. ("Tech Labs" or the "Company") is currently seeking and reviewing candidate companies for merger and acquisition possibilities. Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

o a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

o a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

o a foreign company which may wish an initial entry into the United States securities market;

o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

o a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

Principles of Consolidation
---------------------------

The financial statements include the accounts of the Company and its wholly owned subsidiary, Tech Logistics, Inc., formed in 1997. All of Tech Logistics' accounts and transactions are consolidated on the Tech Laboratories, Inc. financial statements through July 11, 2005.

Earnings per Share
------------------

Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive.

Cash and Cash Equivalents
-------------------------


                                      -F7-

The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

The Company recognizes product revenue at the time of shipment.

Research and Development
------------------------

Research and development expenditures are expensed as incurred.

Income Taxes
------------

The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and the tax basis of assets and liabilities, and are measured.


                                      -F8-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
----------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities are representative of their fair value due to the short-term maturity of these instruments. The carrying value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

Advertising Costs
-----------------

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended, December 31, 2005 and 2004, respectively, were $341 and $20,768.

Accounting for Stock Option Based Compensation
----------------------------------------------

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

Warranties
----------

The Company offers warranties on all products, including parts and labor that ranges from one (1) to five (5) years depending on the type of product. The Company passes along any OEM warranty to the end user, if applicable. The Company charges operations with warranty expenses as incurred. As of July 11, 2005, the settlement agreement assigns the warranty expense to the prior management.

New Authoritative Accounting Pronouncements
-------------------------------------------

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

3.  LEASE OBLIGATIONS
---------------------

Lease expenses consisting principally of office and warehouse rentals, totaled $12,403 and $57,895, for the years ended December 31, 2005 and 2004, respectively. On July 11, 2005, we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). Pursuant to the Agreement, the facility in North Haledon with all lease obligations were assumed by Bernard Ciongoli and Earl Bjorndal.


                                      -F9-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



4.  INCOME TAXES
----------------

The income tax benefit for the year ended, December 31, 2005 and 2004, includes the following:

                                           2005     2004
                                         ========  ========
          Current
          Federal                        $      -  $      -
          State                                 -   153,251
                                         --------  --------

                                               -   153,251

          Deferred
            Federal                             -         -
            State                               -         -
                                         --------  --------
                                         $      -  $153,251
                                         ========  ========

The components of deferred tax accounts as of December 31, 2005 and 2004 are as follows:

                                                 2005          2004
                                             ------------  ------------
         Deferred tax assets
            Net operating loss carryforward  $ 2,864,243   $ 2,238,000
            Other                                      -             -
                                             ------------  ------------

          Subtotal                             2,864,243     2,238,000

          Valuation allowance                 (2,864,243)   (2,238,000)
                                             ------------  ------------

          Net deferred tax assets            $         -   $         -
                                             ============  ============

The net change in the valuation allowance was an increase of $626,243 and $383,000 in 2005 and 2004, respectively.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                                     2005        2004
                                                  ----------  ----------
          Expected federal tax at statutory rate  $(478,373)  $(435,105)
          State taxes, net of federal tax rate     (147,870)   (101,146)
          Change in valuation allowance             626,243     383,000
                                                  ----------  ----------

                                                  $       -   $(153,251)
                                                  ==========  ==========

At December 31, 2005 and 2004, the company had a net operating loss carryforward of $8,226,312 and $6,583,526, respectively, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.


                                      -F10-

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



5.  LONG-TERM CONVERTIBLE DEBT
------------------------------

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

On December 27, 2005, we completed a financing agreement for $300,000 with Montgomery Equity Partners, Ltd. (the "Investor"). Under the terms of the agreement, we issued to the Investor a $300,000 secured convertible debenture with a 15% interest rate and a maturity date of December 27, 2006. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.00525 per share or (b) ninety percent of the lowest Closing Bid Price of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. We are committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions should the filing not become effective within 150 days of filing.

Simultaneously with the financing agreement, we issued an Amended and Restated Convertible Debenture to the Investor in the amount of $537,220 to cure the default under the Debenture issued to the Investor on April 5, 2005 in the original amount of $420,514 for not filing a registration statement by the initial filing deadline (the "Amended Debenture"). The Amended Debenture bears a 15% interest rate and a maturity date of December 27, 2006. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.00525 per share or (b) ninety percent of the lowest Closing Bid Price of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. We are committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions should the filing not become effective within 150 days of filing.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the Notes. The Company recognized and measured an aggregate of $149,902 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Notes.

As of December 31, 2005 and 2004, an aggregate of $151,971 and $936,913, respectively, of Convertible Long Term Debt was converted into Common Stock.

At December 31, 2005, the Company had 53,553,120 shares available for the conversions of the outstanding notes.

6.  STOCK OPTIONS
-----------------

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

The Company measures compensation for these plans under APB Opinion No. 25. No compensation cost has been recognized as all options were granted at the fair market value of the underlying stock at the date of grant. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company's net (loss) and net (loss) per share would be as follows:


                                      -F11-

                                         2004
                                     ============
Net (loss), as reported              $(1,359,310)
Net (loss), pro forma                $(1,396,810)
Basic (loss) per share, as reported  $     (0.03)
Basic (loss) per share, pro forma    $     (0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: risk-free interest rates of 3.529%, expected volatility of 94.75% and expected lives of three years. No dividends were assumed in the calculations.

On July 11, 2005, the company finalized a settlement agreement and release therefore forfeiting all stock options.


                                      -F12-

                             TECH LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  STOCK OPTIONS (CONT'D)
-----------------

Stock option transactions for 2005 and 2004 are summarized as follows:

                                              Weighted Average
                                   Shares      Exercise Price
                                ------------  -----------------
Outstanding, January 1, 2004              -   $               -
Granted                          12,500,000               0.005
Exercised                                 -                   -
Expired                                   -                   -
                                ------------  -----------------

Outstanding, December 31, 2004   12,500,000               0.005

Forfeited                       (12,500,000)              0.005
                                ------------  -----------------

Outstanding, December 31, 2005            -                   -
                                ============  =================

Exercisable, end of year                  -                   -
                                ============  =================

7.  SETTLEMENT AGREEMENT AND RELEASE
------------------------------------

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

8.  GOING CONCERN
-----------------

As shown in the accompanying financial statements, the Company incurred a net loss of $1,642,786 during the current period and has incurred losses of $8,222,117 since 1997. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

In response to economic conditions, management has implemented expense reduction and revenue enhancements as well as initiated additional investor financing. Specifically, management has implemented staff reductions and reduced salaries of senior management.


                                      -F13-

                             TECH LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.  GOING CONCERN (CONT'D)
-----------------

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


                                      -F14-

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

ITEM 8B.  OTHER  INFORMATION

None.


                                    Part III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          NAME             AGE                 TITLE
          ---------------  ---  ------------------------------------
          Donna Silverman   46  President, Chief Executive Officer,
                                Chief Financial Officer and Director

          Peter Nasca       57  Director

          Michael Abri      44  Director

Each director is elected for a period of one year and until his successor is duly elected by shareholders and qualified.

DONNA SILVERMAN. Ms. Silverman has served as the Company's President, Chief Executive Officer and Chief Financial Officer since December 19, 2005 and as a Director since October 21, 2005. Ms. Silverman also serves as President, Chief Executive Officer and Chief Financial Officer of Americana Distribution, Inc., (OTC: BB :ADBN:OB) and as a Director for Global IT Holdings, Inc. (OTC PK:
GBTH.PK), Ms. Silverman founded Stedman Walker, Inc. in 1996, a New York based firm which specializes in raising capital for businesses through debt and equity financing. Ms. Silverman is also a business consultant on a non exclusive basis for Knightsbridge Capital. Ms. Silverman is experienced in the area of financing for small to medium sized businesses. Ms. Silverman's distinguished two (2) decade career began with the Wall Street investment firm of Jay W. & Kaufmann & Co. At Paulson Investment Company, a leading underwriter in the OTC market, Ms. Silverman spearheaded the launch of the firm's first east coast office. During her career she has owned and operated brokerage offices in New York, New Jersey, Florida and Georgia, creating and managing a sales force of more than 150 registered representatives.

     PETER NASCA. Mr. Nasca has served as a Director of the Company since October 21, 2005. Mr. Nasca is also currently serving as a Director of Americana Distribution, Inc. (OTC BB: ADBN.OB). Mr. Nasca is also a senior-level public relations professional with extensive experience in the field. He is an accredited member of the Public Relations Society of America and a past president of the organization's Miami chapter. He has also held the positions of president-elect, secretary and treasurer, and has twice served as judge in the prestigious national Public Relations Society of America's Silver Anvil Award ceremonies. Prior to starting his own agency, Mr. Nasca was vice president and partner of a medium-sized Miami based agency. He has also served as president of one of the Southeast's largest public relations firms. He began his career in journalism in New York radio as a reporter and also spent four years at an NBC-TV affiliate as a general assignment reporter and anchor where he won several awards for journalistic excellence. He is a member of the National Investor Relations Institute (NIRI). A graduate of the University of Bridgeport, Mr. Nasca is listed in Who's Who in the South and Southwest and Who's Who Among Outstanding Business Executives. He has lectured on the field of Public relations at the University of Florida, University of Miami and Florida International University. He is a former member of the Board of Directors of Miami Subs Corporation (NASDAQ: SUBS) which was subsequently sold to Nathan's Famous, Inc. (NASDAQ: NATH). His column, "Mid-Life Conscious" appears monthly in "Life on Stage Magazine" published by Ft. Lauderdale's Atlantic Bank Center.

     MIKE ABRI. Mr. Abri has served as a Director of the Company since October 21, 2005. Mr. Abri is also currently serving as a Director of Americana Distribution, Inc. (OTC BB: ADBN.OB). Mr. Abri started his professional career as an insurance salesman for Transamerica, and subsequently he worked for Northstar Distributor, the primary wholesaler for Best Buy in its beginning stages. Mr. Abri then entered the retail rug business and has been a sales manager and owner of Oriental rug retail stores in various areas of the country (Cleveland, Ohio and Louisville Kentucky) since 1989 and in Minneapolis in 1991. Mike has knowledge of rugs and related floor coverings, and has been involved professionally in the industry for the last fifteen (15) years. Mr. Abri has particular expertise in identifying opportunities for the mass market from multiple floor and home d cor products, including high end knotted designs, mass market appeal, sourcing from different areas of the world and negotiating deals. He brings the skill to translate today's trends, color palettes, compositions, and designs into a customer focused approach to success. Mr. Abri is a graduate of the University of Minnesota with a bachelor's degree in Business Administration.

SUBSEQUENT EVENTS

On January 10, 2006, Jeffrey Sternberg, George Kanakis, and Craig Press resigned from their positions as members of the Board of Directors of the Company. Such resignations were not due to any disagreements with the Company on any matter relating to the Company's operations, policies or practice. On January 10, 2006, Peter Nasca and Michael Abri were appointed to the Board of Directors of the Company to fill the vacancy created by the resignations of the previous directors.

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

                                          ANNUAL COMPENSATION

                                                                      LONG-TERM
                                       ANNUAL COMPENSATION       COMPENSATION AWARDS
                                    ------------------------  -------------------------
                                                               RESTRICTED
                                                                 STOCK       SECURITIES
                                                                AWARD(S)     UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY        BONUS         ($)       OPTIONS (#)   COMPENSATION
-------------------------------------------------------------------------------------------------------
Donna Silverman               2005  $    91,355  $     - 0 -  $      - 0 -  $      - 0 -
President, CEO, CFO                                                                       $       - 0 -
Bernard M. Ciongoli (1)       2005  $     - 0 -  $     - 0 -  $      - 0 -  $      - 0 -  $       - 0 -
                              2004  $     - 0 -  $     - 0 -  $      - 0 -  $      - 0 -  $       - 0 -
                              2003  $     - 0 -  $     - 0 -  $      - 0 -  $      - 0 -  $       - 0 -
-------------------------------------------------------------------------------------------------------

(1) Mr. Ciongoli, our former president, Chief Executive Officer, and Chief Financial Officer, resigned on July 11, 2005.

                        OPTION GRANTS IN FISCAL YEAR 2004

We do not have employment agreements with any of our current named executive officers. Our directors are not presently compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes, as the date of this amended annual report, the beneficial ownership of our common stock by:

     -    persons  known  to  us  to  own  more  than  5%  of  such  stock,  and
     - the ownership of common stock by our directors, and by all officers and directors as a group.

                                   Number of Shares
Name                              Owned Beneficially  % of Common Stock*
--------------------------------  ------------------  -------------------

Donna Silverman                            9,135,500                6.46%
Peter Nasca                                        0                   0
Michael Abri                                       0                   0

All officers and
Directors as a group (3 persons)           9,135,500                6.46%

*  Based on 141,446,880 shares outstanding as of December 31, 2005

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 11, 2005 (the "Effective Date"), we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer of all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary to Bernard Ciongoli.

Pursuant to the Agreement, the Settlement Parties granted us a seven year license in the transferred technology, pursuant to which we shall have the right to sell the products developed from the DynaTraX technology as a dealer to its customers at a dealer price of 25% off list price. We will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of the Company's assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain liabilities of the Company and the lease by the Settlement Parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1  Settlement  Agreement  and  Release  with  Bernard  Ciongoli and Earl
     Bjorndal,  dated  July  11,  2005*

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350


*Filed with Form 8-K with the Securities and Exchange Commission on July 18,
2005.

(b)  Reports  of  Form  8-K  filed  in  fourth  quarter  of  the  fiscal  year:

     None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2005 and 2004, fees billed or accrued were approximately $14,000 and $15,000 respectively for professional services rendered for the audit and review of its quarterly financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2005 and 2004, the Company incurred $-0- and $1,500 respectively for preparation of their corporate income tax returns.

All Other Fees

The Company did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2005.

                             TECH LABORATORIES, INC.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2006                TECH LABORATORIES, INC.


                                        By:  /s/ Donna Silverman

                                        ----------------------------------------
                                        Donna Silverman
                                        Chief Executive Officer, Chief Financial
                                        Officer, Chief Accounting Officer, and
                                        President


Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               TITLE                          DATE


/s/ Donna Silverman  President, Secretary and Director       March 31, 2006
-------------------
Donna Silverman

/s/ Peter Nasca      Director                                March 31, 2006
---------------
Peter Nasca

/s/                 President, Secretary and Director        March 31, 2006
---------------
Michael Abri

                             TECH LABORATORIES, INC.
                                 CODE OF ETHICS


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

Tech Laboratories' Finance Department bears a special responsibility for promoting integrity throughout Tech Laboratories, with responsibilities to stakeholders both inside and outside of Tech Laboratories. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Tech Laboratories as a whole that ensures the fair and timely reporting of Tech Laboratories' financial results and conditions. Because of this special role, the CEO, CFO, and all members of Tech Laboratories' Finance Department are bound by Tech Laboratories' Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- - Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

- - Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Tech Laboratories files with, or submits to, government agencies and in other public communications.

- - Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- - Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- - Respect the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

- -   Share job knowledge and maintain skills important and relevant to stakeholders needs.

- - Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

- - Achieve responsible use of, and control over, all Tech Laboratories assets and resources employed by, or entrusted to yourself, and your department.

- - Receive the full and active support and cooperation of Tech Laboratories' Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

-- Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Tech Laboratories' Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.