Form 10QSB
period 2006-03-31
TECH LABORATORIES INC
filed 2006-05-15
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________________ TO______________ .


                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

                             New Jersey 22-1436279
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                   incorporation or organization)

               c/o Anslow & Jaclin, LLP
         195 Route 9 South, Manalapan, NJ 07726             07508
         --------------------------------------         -------------
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

                                 Yes |X| No |_|

The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of March 31, 2006, there were 164,526,278 shares outstanding.*

*Such amount includes 50,000,000 shares held in escrow pursuant to the Convertible Debentures issued to Montgomery Equity Partners, LP.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS
             Balance Sheets...................................................................     1

             Statements of Operations ........................................................     2

             Statements of Cash Flows.........................................................     3

             Notes to Financial Statements....................................................   4 - 5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................   6 - 8

Item 3.      Controls and Procedures..........................................................     9

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings................................................................     10

Item 2.      Changes in Securities............................................................     10

Item 3.      Defaults by the Company Upon its Senior Securities...............................     10

Item 4.      Submission of Matters to a Vote of Security Holders..............................     10

Item 5.      Other Information................................................................     10

Item 6.      Exhibits and Reports on Form 8-K.................................................     10

SIGNATURES         ...........................................................................     11


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                               March 31,         December 31,
                                                                                 2006               2005
                                                                           -----------------  -----------------
                                                                             (Unaudited)
Current Assets:
    Cash                                                                   $        129,662   $        212,390
    Prepaid expense                                                                  63,750             81,876
                                                                           -----------------  -----------------

              Total Assets                                                 $        193,412   $        294,266
                                                                           =================  =================

    Convertible notes                                                      $      1,322,613   $      1,345,662
    Accounts payable and accrued expenses                                           343,986            311,445
                                                                           -----------------  -----------------

              Total current liabilities                                           1,666,599          1,657,107

Shareholders' Deficit
    Common stock, $.01 Par Value;
           195,000,000 Shares Authorized
           164,526,278 and 141,446,880 Shares Issued                              1,645,263          1,414,469
    Less:    15,191 Shares Reacquired and held in Treasury                             (113)              (113)
                                                                           -----------------  -----------------

                                                                                  1,645,150          1,414,356

Capital contributed in excess of par value                                        4,797,181          4,967,975
    Accumulated deficit                                                          (7,915,518)        (7,745,172)
                                                                           -----------------  -----------------

                                                                                 (1,473,187)        (1,362,841)
                                                                           -----------------  -----------------

Total Liabilities and Shareholders' Deficit                                $        193,412   $        294,266
                                                                           =================  =================


                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------
                                                                                 2006               2005
                                                                           -----------------  -----------------
Sales                                                                      $              -   $         74,114
                                                                           -----------------  -----------------

Costs and expenses:
    Cost of sales                                                                         -             26,296
    Selling, general, and administrative expense                                    132,895             74,937
                                                                           -----------------  -----------------

                                                                                    132,895            101,233
                                                                           -----------------  -----------------

Loss from Operations                                                               (132,895)           (27,119)

Interest Expense                                                                    (36,951)           (11,160)
                                                                           -----------------  -----------------

Loss before income taxes                                                           (169,846)           (38,279)
Provision for income taxes                                                             (500)                 -
                                                                           -----------------  -----------------

Net loss                                                                           (170,346)           (38,279)

Accumulated deficit, Beg Qtr.                                                    (7,745,172)        (6,102,386)
                                                                           -----------------  -----------------

Accumulated deficit, End Qtr.                                              $     (7,915,518)  $     (6,140,665)
                                                                           =================  =================

Net loss per share, basic and diluted                                      $              -   $              -
                                                                           =================  =================

Weighted average number of common shares
  and equivalent, basic and diluted                                             150,238,639         90,312,236
                                                                           =================  =================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Three Months Ended
                                                                                           March 31,
                                                                           ----------------------------------
                                                                                 2006              2005
                                                                           ----------------  ----------------

Cash flows from operating activities:
     Net loss from operations                                              $      (170,346)  $       (38,279)

Add (deduct) items not affecting cash:
     Depreciation                                                                        -             4,887
     Amortization                                                                   18,125             6,251
     Capitalized interest                                                           36,951            11,015

Changes in operating assets and liabilities
     Accounts receivable                                                                 -           (13,875)
     Inventories                                                                         -          (112,340)
     Accounts payable and accrued expenses                                          32,542            45,533
                                                                           ----------------  ----------------

Net cash flow used in operating activities                                         (82,728)          (96,808)
                                                                           ----------------  ----------------

Net cash flows used in investing activities                                              -               (77)
                                                                           ----------------  ----------------

Net decrease in cash                                                               (82,728)          (96,885)
Cash balance beginning of year                                                     212,390           106,283
                                                                           ----------------  ----------------

Cash balance - end of first quarter                                        $       129,662   $         9,398
                                                                           ================  ================

Supplemental schedule of noncash investing and financing activities:
    Conversion of debt to common stock                                     $        60,000   $        50,000
                                                                           ================  ================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item
     310(b)  of  Regulation  SB.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended, March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended, December 31, 2005, as filed with the Securities and Exchange Commission.

2.   LONG-TERM CONVERTIBLE DEBT

     On May 18, 2004, the Company issued an additional $250,000 convertible debenture at a rate of 5.0% due on May 18, 2007.

     On December 27, 2005, the convertible debt of $250,000 was renegotiated with an additional $300,000 plus accrued interest for a total amount of $537,220. The interest rate is 15% per annum and is due upon demand. In connection with this transaction, the Company issued 50,000,000 shares of common stock to be held in escrow, as collateral, for the transaction.

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

     As of March 31, 2006, an aggregate of $60,000 of Convertible Long Term Debt was converted to common stock.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                   (UNAUDITED)



3.   SETTLEMENT AGREEMENT AND RELEASE

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

Item 2. Management's Discussion and Analysis or Plan of Operation

On July 11, 2005 (the "Effective Date"), we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our common stock. Earl Bjorndal resigned from his positions as Vice President and member of the Board of Directors of the Company, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of the Company's assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain liabilities of the Company and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary to Bernard Ciongoli.

Pursuant to the Agreement, the Settlement Parties granted us a seven-year license in the transferred technology, pursuant to which we shall have the right to sell the products developed from the DynaTrax technology as a dealer to its customers at a dealer price of 25% off list price. We will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of the Company's assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain liabilities of the Company and the lease by the Settlement Parties.

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

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

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

Results of Operations

Sales were $-0- for the first quarter of 2006 as compared to $74,114 for the similar period of 2005.

Cost of sales of $-0- for the first quarter of 2006 decreased by $26,296 compared to the same period of 2005, due to the settlement agreement.

Selling, administrative, and general expenses increased by $57,957 compared to the same period of 2005.

Loss from operations of $170,346 increased $132,067 compared to a loss of $38,279 for the prior period as a result of the settlement agreement.

SIGNIFICANT CHANGES

         None

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $82,728 during the three months ended, March 31, 2006, as compared to $96,808 during the three months ended, March 31, 2005.

As a result of the continuing operating losses and negative cash flow experienced during 2004, 2005 and the first quarter of 2006, Tech Labs has a tenuous liquidity position. If alternative financing is not obtained or a suitable merger candidate is not found, substantial doubt exists about Tech Labs' ability to continue as a going concern.

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2002, Tawfik Khalil and Amneh Khalil filed a lawsuit in the Superior Court of Passaic County, New Jersey, against Glen Venza, a Company part-time employee, Tech Labs, and certain other parties for property damages and personal injuries. The case arose from a car accident involving Mr. Venza and the plaintiffs, which occurred while Mr. Venza was performing certain duties for Tech Labs in a vehicle Mr. Venza borrowed from a third party. Tech Labs has only been named as a party to the personal injuries, and not for property damages. This lawsuit was settled on June 15, 2005 for a total of $105,000 of which we are responsible for $5,000.

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

Item 2.  Changes in Securities.

On February 3, 2006, we issued 5,405,405 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $20,000 of a convertible promissory note. The issuance was valued at $20,000 or $.0037 per share.

On February 21, 2006, we issued 4,761,905 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.002099 per share.

On March 3, 2006, we issued 7,142,857 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $15,000 of a convertible promissory note. The issuance was valued at $15,000 or $.0021 per share.

On March 17, 2006, we issued 5,769,231 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $15,000 of a convertible promissory note. The issuance was valued at $15,000 or $.002599 per share.

All of the above issued shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All of the shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.


Item 3.  Defaults Upon Senior Securities.


         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.



Item 5.  Other Information.



Item 6.  Exhibits and Reports of Form 8-K

         On January 10, 2006, the Company filed an 8K based on a change in the Board of Directors of the Company.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2006

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