Form 10QSB
period 2006-06-30
TECH LABORATORIES INC
filed 2006-08-21
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM________________ TO_______________.

                        Commission File Number 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

             New Jersey                                22-1436279
----------------------------------        -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 195 Route 9 South, Manalapan, NJ 07726                  07508
----------------------------------------       ---------------------------
(Address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code: (732) 409-1212

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of August 21, 2006, there were 195,000,000 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          Balance Sheets................................................       1

          Statements of Operations .....................................       2

          Statements of Cash Flows......................................       3

          Notes to Financial Statements.................................   4 - 5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   6 - 7

Item 3.   Controls and Procedures.......................................       8

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................       9

Item 2.   Changes in Securities.........................................  9 - 10

Item 3.   Defaults by the Company Upon its Senior Securities............      10

Item 4.   Submission of Matters to a Vote of Security Holders...........      10

Item 5.   Other Information.............................................      10

Item 6.   Exhibits and Reports on Form 8-K..............................      10

SIGNATURES         .....................................................      11

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                               June 30,         December 31,
                                                                                 2006               2005
                                                                           -----------------  -----------------
                                                                             (Unaudited)
Current Assets:
    Cash                                                                   $          90,451  $         212,390
    Prepaid expense                                                                   45,625             81,876
                                                                           -----------------  -----------------

              Total Assets                                                 $         136,076  $         294,266
                                                                           =================  =================

    Convertible notes                                                      $       1,276,901  $       1,345,662
    Accounts payable and accrued expenses                                            380,006            311,445
                                                                           -----------------  -----------------

              Total current liabilities                                            1,656,907          1,657,107

Shareholders' Deficit
    Common stock, $.01 Par Value;
           195,000,000 Shares Authorized
           195,000,000 and 141,446,880 Shares Issued                               1,950,000          1,414,469
    Less:    15,191 Shares Reacquired and held in Treasury                              (113)              (113)
                                                                           -----------------  -----------------

                                                                                   1,949,887          1,414,356

    Capital contributed in excess of par value                                     4,574,444          4,967,975
    Accumulated deficit                                                           (8,045,162)        (7,745,172)
                                                                           -----------------  -----------------

                                                                                  (1,520,831)        (1,362,841)
                                                                           -----------------  -----------------

Total Liabilities and Shareholders' Deficit                                $         136,076  $         294,266
                                                                           =================  =================

                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
                                                         ------------------------------    ------------------------------
                                                             2006             2005             2006             2005
                                                         -------------    -------------    -------------    -------------



Sales                                                    $          --    $      17,166    $          --    $      91,280
                                                         -------------    -------------    -------------    -------------

Costs and expenses:
    Cost of sales                                                   --            4,261               --           30,557
    Selling, general, and administrative
     expense                                                    93,356          175,130          226,250          250,067
                                                         -------------    -------------    -------------    -------------

                                                                93,356          179,391          226,250          280,624
                                                         -------------    -------------    -------------    -------------

Loss from Operations                                           (93,356)        (162,225)        (226,250)        (189,344)
                                                         -------------    -------------    -------------    -------------

Interest expense                                                36,288           53,707           73,240           64,867
                                                         -------------    -------------    -------------    -------------

Loss before income taxes                                      (129,644)        (215,932)        (299,490)        (254,211)
Provision for income taxes                                          --               --              500               --
                                                         -------------    -------------    -------------    -------------

Net loss                                                      (129,644)        (215,932)        (299,990)        (254,211)

(Accumulated deficit), Beg Qtr                              (7,915,518)      (6,140,665)      (7,745,172)      (6,102,386)
                                                         -------------    -------------    -------------    -------------

(Accumulated deficit), End Qtr                              (8,045,162)      (6,356,597)      (8,045,162)      (6,356,597)
                                                         -------------    -------------    -------------    -------------

Net loss per share, basic and diluted                    $          --    $          --    $          --    $          --
                                                         =============    =============    =============    =============

Weighted average number of common
  shares and equivalents, basic and diluted                185,244,760      128,668,753      167,838,401      109,596,451
                                                         =============    =============    =============    =============


                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 For the
                                                                             Six Months Ended
                                                                                 June 30,
                                                                   ----------------------------------
                                                                       2006                  2005
                                                                   -------------        -------------

Cash flow from (for) operating activities:
     Net loss from operations                                      $    (299,990)       $    (254,211)

Add (deduct) items not affecting cash:
     Amortization                                                         36,251                9,774
     Capitalized interest                                                 73,239               19,380

Changes in operating assets and liabilities
     Accounts receivable                                                      --                 (862)
     Inventories                                                              --             (165,312)
     Accounts payable and accrued expenses                                68,561              115,146
     Other assets                                                             --               12,501
                                                                   -------------        -------------

Net cash flow used in operating activities                              (121,939)            (263,584)
                                                                   -------------        -------------

Cash flows provided by investing activities
    Decrease in restricted certificate of deposit                             --                1,364
                                                                   -------------        -------------

Net cash flow provided by investing activities                                --                1,364
                                                                   -------------        -------------

Cash flows provided by financing activities:
     Proceeds of convertible note                                             --              160,000
                                                                   -------------        -------------

Net cash flow provided by financing activities                                --              160,000
                                                                   -------------        -------------

Net (decrease) in cash                                                  (121,939)            (102,220)
Cash balance beginning of year                                           212,390              106,283
                                                                   -------------        -------------

Cash balance - end of second quarter                               $      90,451        $       4,063
                                                                   =============        =============

Supplemental schedule of noncash investing and financing activities:
      Conversion of debt to common stock                               $ 142,000            $  50,000


                       See notes to financial statements.

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item
     310(b)  of  Regulation  SB.  Accordingly,  they do not  include  all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended, June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended, December 31, 2005, as filed with the Securities and Exchange Commission.

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

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                   (UNAUDITED)



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

Results of Operations

     Sales were $-0- for the three and six months ended, June 30, 2006 as compared to $17,166 and $91,280 for the similar periods of 2005.

     Cost of sales was $-0- for the three and six months ended, June 30, 2006 because there were no sales.

     Selling, administrative, and general expenses decreased by $81,774 for the three months ended, June 30, 2006, compared to the same period of 2005, and decreased by $23,817 for the six months ended June 30, 2006 compared to the same period of 2005 because operations has ceased as a result of the settlement agreement.

     Loss from operations for the three months ended, June 30, 2006, was $129,644 compared to the loss of $215,932 for the same period in 2005. Loss from operations for the six months ended June 30, 2006 was $299,490 compared to the loss of $254,211 for the same period in 2005.

SIGNIFICANT CHANGES

     None

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities utilized cash of $121,939 during the six months ended, June 30, 2006, as compared to $102,220 during the six months ended, June 30, 2005.

     As a result of the continuing operating losses and negative cash flow experienced during 2004, 2005 and the first half of 2006, Tech Labs has a tenuous liquidity position. If alternative financing is not obtained or a suitable merger candidate is not found, substantial doubt exists about Tech Labs' ability to continue as a going concern.

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2002, Tawfik Khalil and Amneh Khalil filed a lawsuit in the Superior Court of Passaic County, New Jersey, against Glen Venza, a Company part-time employee, Tech Labs, and certain other parties for property damages and personal injuries. The case arose from a car accident involving Mr. Venza and the plaintiffs, which occurred while Mr. Venza was performing certain duties for Tech Labs in a vehicle Mr. Venza borrowed from a third party. Tech Labs has only been named as a party to the personal injuries, and not for property damages, and believes it is covered for the accident by its insurance policy.The parties have entered into a settlement agreement in which Tech Labs is obligated to pay $5,000 to plaintiff.


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

Item 2. Changes in Securities.

On April 3, 2006, we issued 5,555,556 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $15,000 of a convertible promissory note. The issuance was valued at $15,000 or $.0027 per share.

On April 7, 2006, we issued 4,761,905 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.0021 per share.

On April 28, 2006, we issued 7,317,073 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $15,000 of a convertible promissory note. The issuance was valued at $15,000 or $.00205 per share.

On May 3, 2006, we issued 7,317,073 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $15,000 of a convertible promissory note. The issuance was valued at $15,000 or $.00205 per share.

On May 17, 2006, we issued 5,000,000 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.0020 per share.

On June 7, 2006, we issued 6,535,948 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $10,000 of a convertible promissory note. The issuance was valued at $10,000 or $.00153 per share.

On June 23, 2006, we issued 4,605,263 shares of our common stock to Montgomery Equity Partners, Inc. based on the conversion of $7,000 of a convertible promissory note. The issuance was valued at $7,000 or $.00152 per share.

All of the above issued shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. All of the shareholders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, all shareholders had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transactions.

Item 3.  Defaults by the Company Upon its Senior Securities.

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

Date:    August 21, 2006

                                    TECH LABORATORIES, INC.

                                    By: /s/ Donna Silverman
                                    -----------------------
                                    Donna Silverman
                                    Chief Executive Officer, Chief Financial
                                    Officer and President