Form 10QSB
period 2006-09-30
TECH LABORATORIES INC
filed 2006-11-14
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                  FROM __________________ TO __________________


                        Commission File Number 000-27592


                             TECH LABORATORIES, INC.
              ____________________________________________________
              (Exact name of Small Business issuer in its charter)


          New Jersey                                     22-1436279
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    18851 N.E. 29th Avenue, Suite 306
    Aventura, Florida                                                  33180
________________________________________                              _________
(Address of principal executive offices)                              (zip code)


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

                                 Yes [X] No [ ]

The number of shares of Common Stock, par value $.01 per share, outstanding as of the latest practicable date: As of November 9, 2006, there were 303,000,000 shares outstanding.

                             TECH LABORATORIES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        Balance Sheets....................................................   3

        Statements of Operations .........................................   4

        Statements of Cash Flows..........................................   5

        Notes to Financial Statements.....................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   8

Item 3. Controls and Procedures...........................................  12

PART II OTHER INFORMATION

Item 1. Legal Proceedings.................................................  12

Item 2. Unregistered Sales of Securities and Use of Proceeds..............  13

Item 3. Defaults Upon Senior Securities...................................  13

Item 4. Submission of Matters to a Vote of Security Holders...............  13

Item 5. Other Information.................................................  15

Item 6. Exhibits and Reports on Form 8-K..................................  15

SIGNATURES................................................................  16

PART I.
ITEM 1. FINANCIAL STATEMENTS


                             TECH LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                      2006               2005
                                                                  _____________       ____________
                                                                   (Unaudited)

Current Assets:
    Cash                                                           $       848        $   212,390
    Prepaid expense                                                     27,500             81,876
    Loan receivable                                                     70,000                  -
    Accrued interest receivable                                            710                  -
                                                                   ___________        ___________

              Total Assets                                         $    99,058        $   294,266
                                                                   ===========        ===========

    Convertible notes                                              $ 1,313,295        $ 1,345,662
    Accounts payable and accrued expenses                              348,311            311,445
                                                                   ___________        ___________

              Total current liabilities                              1,661,606          1,657,107

Shareholders' Deficit
    Common stock, $.01 Par Value;
           195,000,000 Shares Authorized
           195,000,000 and 141,446,880 Shares Issued                 1,950,000          1,414,469
    Less:    15,191 Shares Reacquired and held in Treasury                (113)              (113)
                                                                   ___________        ___________

                                                                     1,949,887          1,414,356

    Capital contributed in excess of par value                       4,625,639          4,967,975
    Accumulated deficit                                             (8,138,074)        (7,745,172)
                                                                   ___________        ___________

                                                                    (1,562,548)        (1,362,841)
                                                                   ___________        ___________

Total Liabilities and Shareholders' Deficit                        $    99,058        $   294,266
                                                                   ===========        ===========


                       See notes to financial statements.



                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months Ended            For the Nine Months Ended
                                                         September 30,                        September 30,
                                                _______________________________      _______________________________
                                                    2006               2005              2006               2005
                                                ____________       ____________      ____________       ____________

Sales                                           $          -       $          -      $          -       $     91,280
                                                ____________       ____________      ____________       ____________
Costs and expenses:
    Cost of sales                                          -                  -                 -             30,557
    Selling, general, and
     administrative expense                           39,103             23,447           229,103            273,514
                                                ____________       ____________      ____________       ____________
                                                      39,103             23,447           229,103            304,071
                                                ____________       ____________      ____________       ____________
Loss from Operations                                 (39,103)           (23,447)         (229,103)          (212,791)
                                                ____________       ____________      ____________       ____________
Other income (expenses):
    Interest income                                      710                  -               710                187
    Interest expense                                 (54,519)           (17,614)         (164,009)           (82,668)
    Loss on settlement agreement (Note 2)                  -           (884,574)                -           (884,574)
                                                ____________       ____________      ____________       ____________

                                                     (53,809)          (902,188)         (163,299)          (967,055)
                                                ____________       ____________      ____________       ____________
Loss before income taxes                             (92,912)          (925,635)         (392,402)        (1,179,846)
Provision for income taxes                                 -                  -               500                  -
                                                ____________       ____________      ____________       ____________
Net loss                                             (92,912)          (925,635)         (392,902)        (1,179,846)

(Accumulated deficit), Beg Qtr.                   (8,045,162)        (6,356,597)       (7,745,172)        (6,102,386)
                                                ____________       ____________      ____________       ____________
(Accumulated deficit), End Qtr.                   (8,138,074)        (7,282,232)       (8,138,074)        (7,282,232)
                                                ____________       ____________      ____________       ____________
Net loss per share, basic and diluted           $          -       $      (0.01)     $          -       $      (0.01)
                                                ============       ============      ============       ============
Weighted average number of common
  shares and equivalents, basic and diluted      195,000,000        139,926,344       176,991,761        119,817,514
                                                ============       ============      ============       ============


                       See notes to financial statements.



                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                      ______________________________
                                                         2006               2005
                                                      __________         ___________

Cash flow from (for) operating activities:
     Loss from operations                             $ (392,902)        $(1,179,846)

Add (deduct) items not affecting cash:
     Amortization                                         54,376               9,774
     Loss on settlement agreement                              -             884,574
     Capitalized interest                                109,632              30,742
     Expenses paid with the issuance of stock             51,196                   -

Changes in operating assets and liabilities
     Accounts receivable                                       -                (862)
     Inventories                                               -            (165,312)
     Accounts payable and accrued expenses                36,866             115,348
     Other assets/liabilities                               (710)             18,751
                                                      __________         ___________

Net cash flow for operating activities                  (141,542)           (286,831)
                                                      __________         ___________

Cash flows from (for) investing activities
    Loan receivable                                      (70,000)                  -
    Decrease in restricted certificate of deposit              -               1,364
                                                      __________         ___________

Net cash flow from (for) investing activities            (70,000)              1,364
                                                      __________         ___________

Cash flows from (for) financing activities:
     Proceeds of convertible note                              -             160,000
     Proceeds from notes payable                               -              20,620
                                                      __________         ___________

Net cash flow from (for) financing activities                  -             180,620
                                                      __________         ___________

Net increase (decrease) in cash                         (211,542)           (104,847)
Cash balance beginning of year                           212,390             106,283
                                                      __________         ___________

Cash balance - end of third quarter                   $      848         $     1,436
                                                      ==========         ===========

Supplemental schedule of noncash investing and
 financing activities:
     Conversion of debt to common stock               $  142,000         $    60,000


                       See notes to financial statements.


                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)



  1.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Tech Laboratories, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended, September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended, December 31, 2005, as filed with the Securities and Exchange Commission.

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

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)



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

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our" or the "Company" refer to Tech Laboratories, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

     Tech Laboratories, Inc. is a corporation organized under the laws of the State of New Jersey. We trade on the Over-the-Counter Bulletin Board under the symbol "TCHL:OB".

     Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Tech Laboratories" refers to Tech Laboratories, Inc.

RECENT DEVELOPMENTS

     On September 22, 2006, we effected an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 195,000,000 to 3,000,000,000 (the "Amendment"). Our Board of Director adopted resolutions effective July 21, 2006 approving and authorizing the Amendment and directing that the Amendment be submitted to a vote of our shareholders at the annual meeting of Shareholders to be held on September 22, 2006 (the "Shareholder Meeting"). On September 22, 2006, our shareholders approved the Amendment. See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

     Our net loss for the nine-month period ended September 30, 2006 was approximately ($392,902) compared to a net loss of ($1,179,846) during the nine-month period ended September 30, 2005 (a decrease of $786,944). During the nine-month period ended September 30, 2006, we generated $-0- in sales revenue compared to $91,280 generated in sales revenue during the nine-month period ended September 30, 2005.

     During the nine-month period ended September 30, 2006, we incurred expenses of approximately $229,103 compared to $212,791 incurred during the nine-month period ended September 30, 2005 (an increase of $16,312). These expenses incurred during the nine-month period ended September 30, 2006 consisted of: (i) $229,103 (2005: $273,514) in selling, general and administrative expense; (ii) $-0- (2005: $30,557) in cost of sales; (iii) $164,009 (2005: $82,668) in interest expense; and (iv) $-0- (2005: $884,574) relating to loss on settlement agreement. See " - Plan of Operation".

     Expenses incurred during the nine-month period ended September 30, 2006 increased primarily due to increased business activity and related re-structuring. General and administrative expense generally includes corporate overhead, financial and administrative contracted services, marketing and consulting costs.

     Expenses incurred during the nine-month period ended September 30, 2006 were offset by interest income consisting of $710 (2005: 187) resulting in a net loss of ($392,402) compared to a net loss of ($1,179,846). The decrease in net loss incurred during the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005 resulted primarily from the recording of the loss on settlement agreement of $884,574 during the nine-month period ended September 30, 2005.

     Our net loss during the nine-month period ended September 30, 2006 was ($392,402) or ($0.00) per share compared to a net loss of ($1,179,846) or ($0.01) per share during the nine-month period ended September 30, 2005. The weighted average number of shares outstanding was 176,991,761 for the nine-month period ended September 30, 2006 compared to 119,817,514 for the nine-month period ended September 30, 2005.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005.

     Our net loss for the three-month period ended September 30, 2006 was approximately ($92,912) compared to a net loss of ($925,635) during the three-month period ended September 30, 2005 (a decrease of $832,723). During the three-month periods ended September 30, 2006, we generated $-0- in sales revenue, respectively.

     During the three-month period ended September 30, 2006, we incurred expenses of approximately $39,103 compared to $23,447 incurred during the three-month period ended September 30, 2005 (an increase of $15,656). These expenses incurred during the three-month period ended September 30, 2006 consisted of: (i)$39,103 (2005: $23,447) in selling, general and administrative expenses; (ii) $54,519 (2005: $17,614) in interest expense; and (iv) $-0- (2005:
$884,574) relating to loss on settlement agreement. Expenses incurred during the three-month period ended September 30, 2006 increased primarily due to increased business activity and related re-structuring. General and administrative expense generally includes corporate overhead, financial and administrative contracted services, marketing and consulting costs.

     Expenses incurred during the three-month period ended September 30, 2006 were offset by interest income consisting of $710 (2005: $-0-) resulting in a net loss of ($92,912) compared to a net loss of ($925,635). The decrease in net loss incurred during the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 resulted primarily from the recording of the loss on settlement agreement of $884,574 during the three-month period ended September 30, 2005.

     Our net loss during the three-month period ended September 30, 2006 was ($92,912) or ($0.00) per share compared to a net loss of ($925,635) or ($0.01)
per share during the three-month period ended September 30, 2005. The weighted average number of shares outstanding was 195,000,000 for the three-month period ended September 30, 2006 compared to 139,926,344 for the three-month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

     As at the nine-month period ended September 30, 2006, our current assets were $99,058 and our current liabilities were $1,661,606, which resulted in a working capital deficit of $1,562,548. As at the nine-month period ended September 30, 2006, current assets were comprised of: (i) $848 in cash; (ii) $27,500 in prepaid expenses; (iii) $70,000 in loan receivable; and (iv) $710 in accrued interest receivable. As at the nine-month period ended September 30, 2006, current liabilities were comprised of: (i) $1,313,295 in convertible notes; and (ii) $348,311 in accounts payable and accrued expenses.

     As at the nine-month period ended September 30, 2006, our total assets were $99,058 comprised of $99,058 in current assets. The decrease in total assets during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the decrease in cash.

     As at the nine-month period ended September 30, 2006, our total liabilities were $1,661,606 comprised of current liabilities. The slight increase in liabilities during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in accounts payable and accrued expenses.

     Stockholders' equity decreased from ($1,362,841) for fiscal year ended December 31, 2005 to ($1,562,548) for the nine-month period ended September 30, 2006.

     We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2006, net cash flows used in operating activities was ($141,542), consisting primarily of a net loss of ($392,902). Net cash flows used in operating activities was adjusted by $215,204 to reconcile the non-cash expenses of $109,632 for capitalized interest, $51,196 for expenses paid with issuance of stock, and $54,376 for amortization.

     For the nine-month period ended September 30, 2006, net cash flows used in investing activities was ($70,000) consisting of loan receivable.

     For the nine-month period ended September 30, 2006, net cash flows from financing activities was $-0-.

     We expect that working capital requirements will continue to be funded through a combination of our existing funds and possible further issuances of securities. We have a tenuous liquidity position. If alternative financing is not obtain or a suitable merger candidate is not found, substantial doubt exists about our ability to continue as a growing concern.

PLAN OF OPERATION

     On July 11, 2005 (the "Effective Date"), we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). In connection with the Agreement, Mr. Ciongoli resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors of the Company, and agreed to the cancellation of 17,931,806 of his shares of our Common Stock. Earl Bjorndal resigned from his positions as our Vice President and a member of our Board of Directors, and agreed to the cancellation of 8,044,445 of his shares of our common stock. The parties agreed to the transfer of all of our assets, including all technologies and product lines, to the Settlement Parties in exchange for the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them, the cancellation of the above mentioned shares, and the assumption of certain of our liabilities and the lease by the Settlement Parties. As part of the Agreement, we agreed to transfer all of the issued and outstanding shares of common stock of Tech Logistics, Inc., our subsidiary, to Bernard Ciongoli.

     Pursuant to the Agreement, the Settlement Parties granted us a seven-year license in the transferred technology, pursuant to which we shall have the right to sell the products developed from the DynaTrax technology as a dealer to its customers at a dealer price of 25% off list price. We will also receive a royalty of 5% of the profits per year for the sale of DynaTrax products. In exchange for all of our assets, the Settlement Parties agreed to the cancellation of all outstanding obligations owed to the Settlement Parties, including past due salaries and loans due to them; the cancellation of the above mentioned shares; and the assumption of certain of our liabilities and the lease by the Settlement Parties.

     We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

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

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 31, 2002, Tawfik Khalil and Amneh Khalil filed a lawsuit in the Superior Court of Passaic County, New Jersey, against Glen Venza, one of part-time employees, us, and certain other parties for property damages and personal injuries. The case arose from a car accident involving Mr. Venza and the plaintiffs, which occurred while Mr. Venza was performing certain duties for us in a vehicle Mr. Venza borrowed from a third party. We were named as a party to the personal injuries, and not for property damages. As of the date of this Quarterly Report, the litigation has been settled by payment of $5,000.

     On July 30, 2003, a former director and a former employee filed a joint lawsuit in Superior Court of New Jersey, Passaic County, against us for consulting fees and expenses, respectively. In the same lawsuit, W.T. Sports filed a claim for a commission owed on sales due from a licensing agreement with us. The claims by the former director and former employee are for about $10,000 and we deny any liability under these claims and are defending the lawsuit. With regard to W.T. Sports, our agreement has an arbitration in case of dispute and therefore we are attempting to move this case to arbitration. We believe that we have a counterclaim, which is far in excess of the amount they claim we owe for the licensing fees. On November 11, 2004, an arbitration hearing took place. On December 31, 2004, the arbitrator awarded $35,148 to WT Sports. We can continue to manufacture the system in the United States.

     On June 30, 2004, the law firm of Stursberg & Veith, our former counsel, filed a lawsuit in the United States District Court for the Southern District of New York claiming that they delivered certain good and valuable services to us and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem necessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantim meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We have filed a counterclaim for overcharging by the plaintiff. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834.10, including interest.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

     During the nine-month period ended September 30, 2006 and as of the date of this Quarterly Report, we issued an aggregate of 110,000,000 shares of restricted Common Stock as follows:

     (i) On approximately October 30, 2006, we issued an aggregate of 12,000,000 shares of our restricted Common Stock to Craig Press at approximately $0.00096 (which per share price reflects a 20% discount from the trading price of $0.0012 as of October 30, 2006) per share for services rendered in connection with his appointment as one of our directors. The shares of Common Stock were issued under the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Mr. Press acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

     (ii) We entered into an agreement with Knightsbridge Capital Inc. ("Knightsbridge") pursuant to which we agreed to issue an aggregate of 98,000,000 shares of our restricted Common Stock to Knightsbridge at approximately $0.00096 (which per share price reflects a 20% discount from the trading price of $0.0012 as of October 30, 2006) for services rendered valued at approximately $94,080. The shares of Common Stock were issued under the exemption from registration in Section 4(2) of the Securities Act. Knightsbridge acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PROXY STATEMENT

     On September 22, 2006, an annual meeting of our shareholders (the "Meeting") was held to authorize an amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock from 195,000,000 to 3,000,000,000 (the "Amendment"). We distributed a Proxy Statement dated August 29, 2006 and supporting documentation to our shareholders.

     Only shareholders of record at the close of business on August 29, 2006 (the "Record Date") were entitled to notice or and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 195,000,000 shares of Common Stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of Common Stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of Common Stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of Common Stock outstanding was required to approve the matters presented for approval at the Meeting.

     On September 22, 2006, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

     1. Authorization and approval to file the Amendment.

            For                                 112,614,289

            Against                              18,645,716

            Abstain                               2,557,978

            Broker non-vote                               0

INFORMATION STATEMENT

     On October 31, 2006, our Board of Directors authorized an Information Statement to be filed under Section 14(c) of the Securities Exchange Act (the "Information Statement"). The Information Statement is being circulated to our shareholders in connection with the taking of corporate action without a meeting upon the written consent (the "Written Consent") of the holders of a majority of the outstanding shares of our Common Stock. The names of the shareholders who will be signing the Written Consent and their respective equity ownership are as follows: (i) Donna Silverman holding of record 48,516,404 shares of Common Stock (16.01%); (ii) Knightsbridge Holdings LLC holding of record 12,060,737 shares of Common Stock (3.98%); (iii) W. Sylvester Corp. holding of record 12,000,000 shares of Common Stock (3.96%); (iv) Jeff Sternberg holding of record 12,000,000 shares of Common Stock (3.96%); (v) Craig Press holding of record 12,000,000 shares of Common Stock (3.96%); (vi) Lil' Cobble holding of record 12,000,000 shares of Common Stock (3.96%); (vii) Ashley Jourdan Trust holding of record 12,000,000 shares of Common Stock (3.96%); (viii) Stephen Dwyer holding of record 12,000,000 shares of Common Stock (3.96%); (ix) Alexa Caroline Trust holding of record 12,000,000 shares of Common Stock (3.96%); and (x) Alexy Resources LLC holding of record 12,000,000 shares of Common Stock (3.96%).

     The matters upon which action is proposed to be taken are: (i) to approve and to authorize our Board of Directors to effect a reverse stock split of one-for-thirty (the "Reverse Stock Split") of our outstanding Common Stock, depending upon a determination by our Board of Directors that a Reverse Stock Split is in our best interests and our shareholders; and (ii) to approve the adoption an amendment to our Articles of Incorporation to authorize a class of "blank check" preferred stock consisting of 20,000,000 authorized shares (the "Amendment").

     The date, time and place at which action is to be taken by Written Consent on the matters to be acted upon, and at which consents are to be submitted, is December 11, 2006 at 10:00 Eastern time at 18851 NE 29th Avenue, Suite 306, Aventura, Florida 32180 .

     The Information Statement is being first sent or given to security holders on approximately November 16, 2006.

ITEM 5.  OTHER INFORMATION.

RESIGNATION OF DIRECTOR/APPOINTMENT OF DIRECTOR

     On October 31, 2006, our Board of Directors accepted the resignation of Michael Abri as a member of the board of directors effective October 31, 2006.

     On October 31, 2006, our Board of Directors, pursuant to written unanimous consent, appointed Craig Press as a member to our Bard of Directors effective as of October 31, 2006.

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

     As of the date of this Quarterly Report, we do not have any contractual arrangements with Mr. Press.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on Form 8-K:

         Report on Form 8-K Item 1.01 and 5.02 filed with the Securities and Exchange Commission on January 10, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on November 3, 2006.

         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 14, 2006                     TECH LABORATORIES, INC.



                                               By: /s/ DONNA SILVERMAN
                                                   ___________________________
                                                       Donna Silverman
                                                       Chief Executive Officer


                                               By: /s/ DONNA SILVERMAN
                                                   ___________________________
                                                       Donna Silverman
                                                       Chief Financial Officer

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

         None.

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



Date:    ______________________________        TECH LABORATORIES, INC.



                                               By: /s/ DONNA SILVERMAN
                                                   ________________________
                                                   Donna Silverman
                                                   Chief Executive Officer,
                                                   Chief Financial Officer
                                                   and President