Form 10KSB
period 2006-12-31
TECH LABORATORIES INC
filed 2007-04-13
CIK 96664

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER 000-27592

                             TECH LABORATORIES, INC.
              (Exact name of Small Business issuer in its charter)

                 New Jersey                                 22-1436279
-----------------------------------------------     ---------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                        1818 N. Farwell Ave.
                         Milwaukee, WI                  53202
           ----------------------------------------  ----------
           (Address of principal executive offices)  (zip code)


         Issuer's telephone number, including area code: (973) 726-5240

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes [X] No [_]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the last 60 days. On April 4, 2007, the aggregate market value of voting stock held by non-affiliates was $270,118, based on the closing price as quoted on the OTC Bulletin Board under the symbol "TLBT", was $0.028.


The number of shares of common stock outstanding as of December 31, 2006:
10,100,210




                             TECH LABORATORIES, INC.
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS
PART I

Item 1.           Description of Business                                                        1

Item 2.           Description of Property                                                        3

Item 3.           Legal Proceedings                                                              3

Item 4.           Submission of Matters to a Vote of Security Holders                            3

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters                       3

Item 6.           Management's Discussion and Analysis or Plan of Operations                     3

Item 7.           Financial Statements                                                           5

                  Consolidated Balance Sheet as of December 31, 2006                             F-2

                  Consolidated Statements of Operations for the Years Ended
                    December 31, 2006 and 2005                                                   F-3

                  Consolidated Statement of Shareholders' Equity (Deficit)
                     as of December 31, 2006 and 2005                                            F-4

                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2006 and 2005                                                  F-5

                  Notes to Consolidated Financial Statements as of December 31, 2006             F-7

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial
                    Disclosure                                                                   6

Item 8A.          Controls and Procedures                                                        6

Item 8B.          Other Information                                                              6

PART III

Item 9.           Directors and Executive Officers                                               6

Item 10.          Executive Compensation                                                         7

Item 11.          Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                  9

Item 12.          Certain Relationships and Related Transactions                                 9

Item 13.          Exhibits                                                                       9

Item 14.          Principal Accountant Fees and Services                                         9


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

On February 22, 2007, the Board of Directors accepted the resignations of Peter Nasca and Craig Press as members of the Board of Directors of the Company and the resignation of Donna Silverman as President, Chief Executive Office and Chief Financial Officer. Neither Mr. Nasca, nor Mr.Press served on any committees of the Board of Directors. Subsequently, on February 22, 2007, Board of Directors of the Company appointed David Marks as a member of the Board of Directors and appointed John King as Chief Executive Office and Chief Financial Officer of the Company.

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

In December 2007, we increased our authorized shares of common stock to 3,000,000,000, reverse split our outstanding shares of common stock on a one-for-30 basis and authorized 20 million shares of "blank check" preferred stock. All common share numbers contained in this Form 10-KSB have been revised to reflect the reverse stock split.

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

EMPLOYEES

We have no employees at this time.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters is located at 1818 N. Farwell Ave., Milwaukee, WI 53202.



ITEM 3. LEGAL PROCEEDINGS

LITIGATION

On July 31, 2002, Tawfik Khalil and Amneh Khalil filed a lawsuit in the Superior Court of Passaic County, New Jersey, against Glen Venza, a Company part-time employee, Tech Labs, and certain other parties for property damages and personal injuries. The case arose from a car accident involving Mr. Venza and the plaintiffs, which occurred while Mr. Venza was performing certain duties for Tech Labs in a vehicle Mr. Venza borrowed from a third party. Tech Labs has only been named as a party to the personal injuries, and not for property damages, and believes it is covered for the accident by its insurance policy. The matter was settled for $5,000 during 2006.

On June 30, 2004, the law firm of Stursberg & Veith, former counsel to Tech Laboratories, Inc., filed a lawsuit in the United States District Court for the Southern District of New York claiming that the plaintiff delivered certain good and valuable services to Tech laboratories and is owed $161,179.26 plus interest, costs, and disbursements for each cause of action, and other and further relief as the Court may deem unnecessary. The complaint alleges four causes of action including an unpaid account, stated breach of contract, quantum meruit, and unjust enrichment. We disagree with the amount of the unpaid balance owed to the plaintiff. We have filed a counterclaim for overcharging by the plaintiff. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834.10, including interest.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On October 31, 2006, our Board of Directors and a majority of the shareholders of record approved (i) a one for thirty reverse stock split of our outstanding shares of common stock and (ii) the adoption of an amendment to our Articles of Incorporation to authorize a class of "blank check" preferred stock consisting of 20,000,000 authorized shares. The action was approved by approximately 52% of the shareholders of record. A Definitive Information Statement describing such action was filed with the Securities and Exchange Commission on November 15, 2006.

At a meeting held on September 22, 2006, the Company's shareholders approved an increase in the authorized number of shares of common stock to 3,000,000,000.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock has been trading publicly on the OTC Bulletin Board under the symbol "TLBT" since 1994. The table below sets forth the range of quarterly high and low closing sales prices for our common stock on the OTC Bulletin Board during the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or conversion, and may not represent actual transactions.

COMMON STOCK


                  2005
                  ---------------
                  First Quarter         0.630        0.210
                  Second Quarter        0.480        0.240
                  Third Quarter         0.900        0.180
                  Fourth Quarter        0.750        0.180

                  2006
                  ---------------
                  First Quarter         0.390        0.027
                  Second Quarter        0.198        0.045
                  Third Quarter         0.072        0.030
                  Fourth Quarter        0.135        0.015


As of December 31, 2006, there were 473 holders of record of our common stock. The transfer agent for our common stock is:

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

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

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

RESULTS OF OPERATIONS

Sales were $0 for 2006 as compared to $91,280 for the year ended 2005 for a decrease of 100%.

For the year ended 2006 cost of sales were $ 0 compared to $30,557 for the year ended 2005. The Company's gross profit percentage was zero in 2006 and negative in 2005 due to the fact the Company had no operations in 2006.

Selling, general, and administrative expenses increased by $6,696 in 2006 as compared to the prior period. This increase was due to having no active operations in 2006.

Losses from operations of $511,963 in 2006 were a direct result of administration costs of running a public company without any operating business.



LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities utilized cash of $212,390 during the year ended, December 31, 2006, as compared to $802,595 during the year ended, December 31, 2005.

As a result of the continuing operating losses and negative cash flow experienced during 2005 and 2006, we have a tenuous liquidity position. If we are unable to find a suitable merger candidate or alternative financing is not obtained, substantial doubt exists about our ability to continue as a going concern.

On December 27, 2005, we completed a financing agreement for $300,000 with Montgomery Equity Partners, Ltd. (the "Investor"). Under the terms of the agreement, we issued to the Investor a $300,000 secured convertible debenture with a 15% interest rate and a maturity date of December 27, 2006. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.00525 per share or (b) ninety percent of the lowest Closing Bid Price of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. We were committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions should the filing not become effective within 150 days of filing. Such registration statement has not been filed.

Simultaneously with the financing agreement, we issued an Amended and Restated Convertible Debenture to the Investor in the amount of $537,220 to cure the default under the Debenture issued to the Investor on April 5, 2005 in the original amount of $420,514 for not filing a registration statement by the initial filing deadline (the "Amended Debenture"). The Amended Debenture bears a 15% interest rate and a maturity date of December 27, 2006. The debenture is convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.00525 per share or (b) ninety percent of the lowest Closing Bid Price of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. We were committed to filing an SB-2 Registration Statement with the SEC within 90 days of funding. There are penalty provisions should the filing not become effective within 150 days of filing. Such registration statement has not been filed.

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



ITEM 7. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tech Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Tech Laboratories, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Laboratories, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses raise a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Demetrius & Company, L.L.C.


Wayne, New Jersey
April 11, 2007


                                       F1


                             TECH LABORATORIES, INC.
                                  BALANCE SHEET


                                                                                         December 31,
                                                                           ------------------------------------
                                                                                 2006               2005
                                                                           -----------------  -----------------
Current Assets:
    Cash                                                                        $         -       $    212,390
    Prepaid expense                                                                   9,375             81,876
                                                                           -----------------  -----------------

              Total Assets                                                      $     9,375       $    294,266
                                                                           =================  =================


Current liabilities:
    Convertible notes                                                           $ 1,349,715       $  1,345,662
    Accounts payable and accrued expenses                                           358,014            311,445
                                                                           -----------------  -----------------

              Total current liabilities                                           1,707,729          1,657,107
                                                                           -----------------  -----------------

Shareholders' Deficit
    Preferred stock, $.001 Par Value; 20,000,000
           shares authorized, none outstanding                                            -                  -
    Common stock, $.01 Par Value; 3,000,000,000 (2006)
           195,000,000 (2005) Shares Authorized
           10,100,210 (2006) 4,714,896 (2005) Shares Issued                         101,002             47,149
    Less:    506 Shares Reacquired and held in Treasury                                (113)              (113)
                                                                           -----------------  -----------------

                                                                                    100,889             47,036

Capital contributed in excess of par value                                        6,604,237          6,335,295
    Accumulated deficit                                                          (8,403,480)        (7,745,172)
                                                                           -----------------  -----------------

                                                                                 (1,698,354)        (1,362,841)
                                                                           -----------------  -----------------

Total Liabilities and Shareholders' Deficit                                     $     9,375       $    294,266
                                                                           =================  =================




The accompanying notes are an integral part of these financial statements.


                                       F2


                             TECH LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS


                                                                                         Year Ended
                                                                                         December 31,
                                                                           --------------------------------------
                                                                                 2006                2005
                                                                           ------------------  ------------------

Sales                                                                           $          -      $       91,280
                                                                           ------------------  ------------------

Costs and expenses:
    Cost of sales                                                                          -              30,557
    Selling, general and administrative expenses                                     511,963             505,267
                                                                           ------------------  ------------------

                                                                                     511,963             535,824
                                                                           ------------------  ------------------

Loss from operations                                                                (511,963)           (444,544)
                                                                           ------------------  ------------------

Other income (expenses):
    Interest income                                                                      710                 187
    Loss on settlement agreement                                                           -            (884,574)
    Interest expense                                                                (146,055)           (313,855)
                                                                           ------------------  ------------------

                                                                                    (145,345)         (1,198,242)
                                                                           ------------------  ------------------

Loss before income taxes                                                            (657,308)         (1,642,786)

Income taxes (benefit)                                                                 1,000                   -
                                                                           ------------------  ------------------

Net loss                                                                            (658,308)         (1,642,786)
    Accumulated deficit, beginning of year                                        (7,745,172)         (6,102,386)
                                                                           ------------------  ------------------

    Accumulated deficit, end of year                                            $ (8,403,480)     $   (7,745,172)
                                                                           ==================  ==================

Loss per share, basic and diluted                                               $      (0.10)     $        (0.40)

Basic and diluted weighted average shares outstanding                              6,702,639           4,074,796


The accompanying notes are an integral part of these financial statements.

                                       F3


                             TECH LABORATORIES, INC.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                    Common Stock                Capital
                                        -----------------------------------    in Excess        Accumulated
                                             Shares            Amount         of Par Value        Deficit            Total
                                        -----------------  ----------------  ---------------  ----------------  ----------------

Balance, December 31, 2004                     2,938,720         $  29,273      $ 6,269,792      $ (6,102,386)      $   196,679

Stock issued for services                        304,517             3,045           88,290                          -   91,335

Stock issued for debt conversion                 670,462             6,705          182,871                 -           189,576

Pledged shares                                 1,666,667            16,667           24,402                              41,069

Canceled shares                                 (865,470)           (8,654)        (379,962)                           (388,616)

Intrinsic value of beneficial conversion               -                 -          149,902                 -           149,902

Net loss                                               -                 -                -        (1,642,786)       (1,642,786)
                                        -----------------  ----------------  ---------------  ----------------  ----------------

Balance, December 31, 2005                     4,714,896            47,036        6,335,295        (7,745,172)       (1,362,841)

Stock issued for services                      3,600,000            36,000          144,795                          -  180,795

Stock issued for debt conversion               1,785,314            17,853          124,147                 -           142,000

Net loss                                               -                 -                -          (658,308)         (658,308)
                                        -----------------  ----------------  ---------------  ----------------  ----------------

Balance, December 31, 2006                    10,100,210         $ 100,889      $ 6,604,237      $ (8,403,480)      $(1,698,354)
                                        =================  ================  ===============  ================  ================

The accompanying notes are an integral part of these financial statements.

                                       F4


                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                 2006                2005
                                                                           ------------------  ------------------

Cash flows from operating activities:
    Net loss from operations                                                      $ (658,308)        $(1,642,786)
    Depreciation/amortization                                                              -               9,774
    Loss on settlement agreement                                                           -             884,574
    Capitalized interest                                                             146,053             156,778
    Expenses paid with the issuance of common stock                                  180,795                   -
Changes in operating assets and liabilities:
    Accounts receivable                                                                    -                (862)
    Inventories                                                                            -            (165,312)
    Accounts payable and accrued expenses                                             46,569             (41,012)
    Prepaid expenses                                                                  72,501             (22,500)
    Other assets and liabilities                                                           -              18,751
                                                                           ------------------  ------------------

Net cash used in operating activities                                               (212,390)           (802,595)
                                                                           ------------------  ------------------

Cash flows from investing activities:

Reduction in certificate of deposit                                                        -               1,364
                                                                           ------------------  ------------------

Net cash provided by investing activities                                                  -               1,364
                                                                           ------------------  ------------------

Cash flows from financing activities:
    Acquisition of debt                                                                    -             907,338
                                                                           ------------------  ------------------

Net cash provided by financing activities                                                  -             907,338
                                                                           ------------------  ------------------

Net increase (decrease) in cash                                                     (212,390)            106,107
Cash balance, beginning of year                                                      212,390             106,283
                                                                           ------------------  ------------------

Cash balance, end of year                                                         $        -         $   212,390
                                                                           ==================  ==================



The accompanying notes are an integral part of these financial statements.

                                       F5


                             TECH LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended
                                                                                                 December 31,
                                                                           ---------------------------------------
                                                                                 2006                 2005
                                                                           ------------------  -------------------

Supplemental schedule of noncash investing
  and financing activities:
    Intrinsic value of beneficial conversion                                      $        -        $     149,902
                                                                           ==================  ===================

    Conversion of debt to common stock                                               142,000              157,971
                                                                           ==================  ===================

Settlement agreement
    Accounts receivable                                                                    -              (11,541)
    Inventory                                                                              -           (1,072,342)
    Certificate of deposit                                                                 -              (35,135)
    Property plant and equipment, net                                                      -             (268,404)
    Other assets                                                                           -              (14,420)
    Notes payable                                                                          -               34,444
    Accounts payable                                                                       -              224,832
    Common stock and paid in capital                                                       -              257,992
                                                                           ------------------  -------------------
                                                                                          -         $    (884,574)
                                                                           ==================  ===================


The accompanying notes are an integral part of these financial statements.

                                       F6

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


                                       F7

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

ADVERTISING COSTS

Advertising costs are reported in selling, general and administrative expenses, and include advertising, marketing and promotional programs. These costs are charged to expense in the year in which they are incurred. Advertising costs for the years ended, December 31, 2006 and 2005, respectively, were $-0- and $341.

                                       F8

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ACCOUNTING FOR STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under the accounting requirements of SFAS 123(R), the Company must now recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned.

Prior to 2006, the Company's stock option plan was accounted for in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly no compensation expense was recognized for the stock option plan.

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

REVERSE STOCK SPLIT

On October 31, 2006, the Company effected a one-for-thirty reverse stock split. All share and per share information in these financial statements retroactively reflects such reverse stock split.

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

3. LEASE OBLIGATIONS

Lease expenses consisting principally of office and warehouse rentals, totaled $-0- and $12,403, for the years ended December 31, 2006 and 2005, respectively. On July 11, 2005, we finalized a Settlement Agreement and Release (the "Agreement") with Bernard Ciongoli and Earl Bjorndal (the "Settlement Parties"). Pursuant to the Agreement, the facility in North Haledon with all lease obligations were assumed by Bernard Ciongoli and Earl Bjorndal.

                                       F9

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



4. INCOME TAXES

The components of deferred tax accounts as of December 31, 2006 and 2005 are as follows:

                                               2006              2005
                                          ----------------  ----------------

Deferred tax assets
    Net operating loss carryforward           $ 3,147,000       $ 2,864,000
    Other                                               -                 -
                                          ----------------  ----------------

Subtotal                                        3,147,000         2,864,000

Valuation allowance                            (3,147,000)       (2,864,000)
                                          ----------------  ----------------

Net deferred tax assets                       $         -       $         -
                                          ================  ================


The net change in the valuation allowance was an increase of $283,000 and $626,000 in 2006 and 2005, respectively.

The reconciliation of estimated income taxes attributed to operations at the statutory tax rates to the reported income tax benefit is as follows:

                                               2006             2005
                                          ---------------  ---------------

Expected federal tax benefit
 at statutory rate                             $(223,825)       $(478,373)
State taxes, net of federal tax rate             (58,248)        (147,870)
Change in valuation allowance                    283,073          626,243
                                          ---------------  ---------------

                                               $   1,000        $       -
                                          ===============  ===============

At December 31, 2006 and 2005, the company had a net operating loss carryforward of $8,885,000 and $8,226,000, respectively, which can be utilized to offset future taxable income. These operating loss carry-forwards begin to expire in 2014.

5. LONG-TERM CONVERTIBLE DEBT

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


                                      F10

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



5. LONG-TERM CONVERTIBLE DEBT (CONT'D)

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

As of December 31, 2006 and 2005, an aggregate of $1,236,884 and $1,094,884, respectively, of Convertible Long Term Debt was converted into Common Stock.

6. STOCK OPTIONS

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

                                      F11

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



6. STOCK OPTIONS

Stock option transactions for 2006 and 2005 are summarized as follows:

                                                              Weighted Average
                                              Shares           Exercise Price
                                         ----------------  --------------------

Outstanding, December 31, 2004                12,500,000           0.005

Forfeited                                    (12,500,000)          0.005
                                         ----------------  --------------------

Outstanding, December 31, 2005                         -               -
                                         ================  ====================

Exercisable, end of year                               -               -
                                         ================  ====================


7. SETTLEMENT AGREEMENT AND RELEASE

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

8. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $658,308 during the current period and has incurred losses of $8,880,425 since 1997. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

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


                                      F12

                             TECH LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



9. SUBSEQUENT EVENT

On January 10, 2007, the company recognized income of $73,916, related to the sale of its 2004 and 2005 New Jersey corporate tax net operating loss carryovers, totaling approximately $2,660,000. This sale was facilitated through the New Jersey Economic Development Agency.


                                      F13

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The executive officers and members of the Company's Board of Directors as of March 31, 2007, were:


         NAME                      AGE         TITLE

         John King                 41          Chief Executive Officer, Chief
                                               Financial Officer and Secretary

         David Marks               39          Director

         Donna Silverman           46          Director

Each director is elected for a period of one year and until his successor is duly elected by shareholders and qualified.

JOHN KING. Mr. King was appointed as our Chief Executive Office and Chief Financial Officer in February 2007. Mr. King was the Chief Executive Officer and a Director of NewGen Technologies, Inc., an alternative fuel developer, from June 2005 until September 2005 and was reassigned as Chief Executive Officer of International Operations from September 2005 until January 2006. Mr. King was involved with operations, engineering, marketing, and sales management over a 17-year career with the Procter & Gamble Company from 1987 to 2004. Most recently, from 2002 to 2004, Mr. King led the Client Services and Business Development functions in a non-traditional marketing services company within P&G. Prior to this, from 1998 to 2002, Mr. King was instrumental in the leadership of business expansion efforts for P&G's paper business in Europe. Mr. King earned a Bachelor of Science with Great Distinction in Chemical Engineering at Clarkson University.


DAVID MARKS. Mr. Marks was appointed as a member of our Board of Directors in February 2007. Mr. Marks has been the Chairman of Titan Global Holdings, Inc. ("Titan"), a diversified holding company, since May 2005 and previously served as the Chairman from September 2002 until May 2003. From May 2003 until May 2005, Mr. Marks served as one of the Directors of Titan. In addition, from November 2004 until November 2006, Mr. Marks served as the Chairman of the Board of Directors of Thomas Equipment, Inc., a manufacturer and distributor of skid steer loaders and pneumatic and hydraulic components and systems. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks is also a managing member of Farwell Equity Partners. Mr. Marks holds a BS in Economics from the University of Wisconsin.

DONNA SILVERMAN. Ms. Silverman has served as a Director since October 21, 2005. From December 2005 through February 2007, Ms. Silverman served as the Company's President, Chief Executive Officer and Chief Financial Officer. Ms. Silverman also serves as President, Chief Executive Officer and Chief Financial Officer of Americana Distribution, Inc., and as a Director for Global IT Holdings, Inc., each of which are publicly traded companies. Ms. Silverman founded Stedman Walker, Inc. in 1996, a New York based firm which specializes in raising capital for businesses through debt and equity financing. Ms. Silverman is also a business consultant on a non exclusive basis for Knightsbridge Capital.

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


                           SUMMARY COMPENSATION TABLE



-------------------------- ----- --------- --------- ---------- ---------- ---------  ----------------- --------------- ----------

Name & Principal Position  Year  Salary    Bonus     Stock      Option     Non-Equity Change in         All Other       Total ($)
                                 ($)       ($)       Awards     Awards     Incentive  Pension Value     Compensation
                                                     ($)        ($)        Plan       and               ($)
                                                                           Compens-   Non-Qualified
                                                                           ation      Deferred
                                                                             ($)      Compensation
                                                                                      Earnings ($)
-------------------------- ----- --------- --------- ---------- ---------- --------- ----------------- --------------- ----------
Donna Silverman former
President, Chief           2006  51,195*      0         0 *         0          0         0                   0           51,195*
Executive Officer and      2005  91,355*      0         0 *         0          0         0                   0           91,355*
Chief Financial Officer
-------------------------- ----- --------- --------- ---------- ---------- --------- ----------------- --------------- ----------


* Compensation amounts for 2005 and 2006 were paid through the issuance of 304,516 and 1,312,697 shares of post-split common stock, respectively.



OPTION GRANTS IN LAST FISCAL YEAR


         The Company does not have an option plan and we did not grant any options to purchase our common stock during the year ended December 31, 2006.


LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


         The Company does not have any long term incentive plans.

BENEFIT PLANS


         The Company does not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.


INDEMNIFICATION

         The Company's Articles of Incorporation include an indemnification provision under which the Company has agreed to indemnify directors and officers of the Company to the fullest extent possible from and against any and all claims of any type arising from or related to future acts or omissions as a director or officer of the Company.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


         We do not have employment agreements with any of our current named executive officers. Our directors are not presently compensated.


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE.

------------------------------------------------------------------ --------------------------------------
                          Option Awards                                        Stock Awards
------------------------------------------------------------------ --------------------------------------
Name      Number      Number        Equity      Option    Option     Number     Market  Equity    Equity
          of          of            Incentive   Exercise  Expiration of         Value   Incentive Incentive
          Securities  Securities    Plan        Price     Date       Shares     of      Plan      Plan
          Underlying  Underlying    Awards:     ($)                  or Units   Shares  Awards:   Awards:
          Unexercised Unexercised   Number                           of Stock   or      Number    Market
          Options     Options       of                               That       Units   of        or
          (#)         (#)           Securities                       Have       of      Unearned  Payout
          Exercisable Unexercisable Underlying                       Not        Stock   Shares,   Value
                                    Unexercised                      Vested     That    Units     of
                                    Unearned                         (#)        Have    or        Unearned
                                    Options                                     Not     Other     Shares,
                                    (#)                                         Vested  Rights    Units or
                                                                                ($)     That      Other
                                                                                        Have      Rights
                                                                                        Not       That
                                                                                        Vested    Have
                                                                                        (#)       Not
                                                                                                  Vested
                                                                                                  ($)
---------------------------------------------------------------------------------------------------------
Not applicable at this time
---------------------------------------------------------------------------------------------------------

         As of December 31, 2006, the Company has no outstanding options, restricted stocks or similar awards.


DIRECTOR COMPENSATION

---------- ----------- ---------- --------- -------------------- ---------------------- ----------------- -------
  Name     Fees        Stock     Option       Non-Equity         Change in Pension       All Other      Total
   (a)     Earned or   Awards    Awards      Incentive Plan           Value and          Compensation     ($)
           Paid in     ($)       ($)         Compensation ($)        Nonqualified            ($)          (h)
           Cash        (c)       (d)             (e)                  Deferred               (g)
            ($)                                                     Compensation
            (b)                                                        Earnings
                                                                          (f)
-----------------------------------------------------------------------------------------------------------------
Not applicable at this time
-----------------------------------------------------------------------------------------------------------------

         Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As of December 31, 2006, none of the Company's directors currently receive any compensation for their service on the Board of Directors

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information, as of December 31, 2006 with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                          NUMBER OF SHARES
 NAME                                    OWNED BENEFICIALLY   % OF COMMON STOCK*

 John King                                       -                     -
 David Marks                                     -                     -
 Donna Silverman                            1,617,214                16%

 All officers and
 Directors as a group (3 persons)           1,617,214                16%

Based on 10,100,210 shares outstanding as of December 31, 2006.


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

*Filed with Form 8-K with the Securities and Exchange Commission on July 18,
2005.

(b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the Company's fiscal years ended December 31, 2006 and 2005, fees billed or accrued were approximately $11,100 and $14,000 respectively for professional services rendered for the audit and review of its quarterly financial statements.

AUDIT RELATED FEES

There were no audit related fees for the Company's fiscal years ended December 31, 2006 and 2005.

TAX FEES

There were no tax fees for the Company's fiscal year ended December 31, 2006 and 2005.

ALL OTHER FEES

The Company did not incur any other fees related to services rendered by its principal accountant for the fiscal years ended December 31, 2006.

                             TECH LABORATORIES, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TECH LABORATORIES, INC.



Dated:   April 12, 2007          By:    /s/  JOHN KING
                                       ---------------

                                             John King
                                             Chief Executive Officer and
                                             Chief Financial Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                               DATE



/s/ JOHN KING              Chief Executive Officer, Chief
                           Financial Officer and Secretary
-------------------------                                         April 12, 2007
John King                  (Principal Accounting Officer and
                           Principal Financial Officer)


/s/ DAVID MARKS             Director                              April 12, 2007
-------------------------
David Marks


/s/ DONNA SILVERMAN         Director
-------------------------                                         April 12, 2007
Donna Silverman

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

Tech Laboratories' Finance Department bears a special responsibility for promoting integrity throughout Tech Laboratories, with responsibilities to stakeholders both inside and outside of Tech Laboratories. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Tech Laboratories as a whole that ensures the fair and timely reporting of Tech Laboratories' financial results and conditions. Because of this special role, the CEO, CFO, and all members of Tech Laboratories' Finance Department are bound by Tech Laboratories' Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

- - Act with honesty and integrity, avoiding actual or potential conflicts of interest in personal and professional relationships.

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