Form 10QSB
period 2007-03-31
TECH LABORATORIES INC
filed 2007-05-15
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27592
(Commission file number)

TECH LABORATORIES, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-1436279
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

  1818 North Farwell Avenue
Milwaukee, Wisconsin
 (Address of principal executive offices)

(414) 283-2625
(Issuer’s telephone number)

Harbour Centre, 18851 NE 29th Avenue, Suite 306, Aventura, Florida 32180
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2007 - 3,000,000,000 shares of common stock.
Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

TECH LABORATORIES, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TECH LABORATORIES, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
Current Assets:
Cash	$5,730	$-
Prepaid expense	3,125	9,375

Total Assets	$8,855	$9,375

Current liabilities:
Convertible notes	$1,385,369	$1,349,715
Accounts payable and accrued expenses	315,072	358,014

Total Current Liabilities	1,700,441	1,707,729

Shareholders' Deficit
Preferred stock, $.001 Par Value; 20,000,000
shares authorized, none outstanding	-	-
Common stock, $.01 Par Value; 3,000,000,000
Shares Authorized 10,100,210 Shares Issued	101,002	101,002
Less: 506 Shares Reacquired and held in Treasury	(113)	(113)

	100,889	100,889

Capital contributed in excess of par value	6,604,237	6,604,237
Accumulated deficit	(8,396,712)	(8,403,480)

	(1,691,586)	(1,698,354)

Total Liabilities and Shareholders' Deficit	$8,855	$9,375

See notes to financial statements.

TECH LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Sales	$-	$-

Costs and expenses:
Selling, general, and administrative expense	31,494	132,895

	31,494	132,895

Loss from Operations	(31,494)	(132,895)

Other income (expense):
Sale of state net operating loss	73,916	-
Interest Expense	(35,654)	(36,951)

Net other income (expense)	38,262	(36,951)

Income (loss) before income taxes	6,768	(169,846)
Provision for income taxes	-	(500)

Net income (loss)	6,768	(170,346)

Accumulated deficit, Beg Qtr.	(8,403,480)	(7,745,172)

Accumulated deficit, End Qtr.	$(8,396,712)	$(7,915,518)

Net loss per share, basic and diluted	$-	$(0.03)

Weighted average number of common shares
and equivalent, basic and diluted	10,100,210	5,007,955

See notes to financial statements.

TECH LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
Cash flows from operating activities:	2007	2006
Net income (loss) from operations	$6,768	$(170,346)

Add (deduct) items not affecting cash:
Amortization	6,250	18,125
Capitalized interest	35,654	36,951

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(42,942)	32,542

Net cash flow provided by (used in) operating activities	5,730	(82,728)

Net increase (decrease) in cash	5,730	(82,728)
Cash balance beginning of year	-	212,390

Cash balance - end of first quarter	$5,730	$129,662

Supplemental schedule of noncash
investing and financing activities:
Conversion of debt to common stock	$-	$60,000

See notes to financial statements.

TECH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Tech Laboratories, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended, March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Form 10-KSB for the year ended, December 31, 2006, as filed with the Securities and Exchange Commission.

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

 2. CONVERTIBLE NOTES

Balance
March 31, 2007

LH Financial - due on demand, 5%	$174,383

Montgomery Equity Partners, Ltd. - due December 27, 2006, 15%	638,557

Montgomery Equity Partners, Ltd. - due December 27, 2006, 15%	356,589

Cornell Capital Partners - due on demand, 5%	215,840

Total	$1,385,369

3.	SUBSEQUENT EVENTS

Acquisition of FuelMeister

On April 20, 2007, Tech Laboratories, Inc. (the “Company”), and Renewal Fuels Acquisitions, Inc. (“Acquisitions”), its wholly-owned subsidiary, entered into a merger agreement (the “Merger Agreement”) with Renewal Fuels, Inc. (“Renewal”). Pursuant to the Merger Agreement, Acquisitions was merged with and into Renewal. The former shareholders of Renewal were issued an aggregate of 343,610 shares of the Company’s series A convertible preferred stock (the  “Preferred Stock”). The shares of Preferred Stock issued to the former Renewal shareholders are immediately convertible at the option of the holders into an aggregate of 4,028,827 shares of common stock. When the shareholders of the Company approve the Merger Agreement, the Preferred Stock will be convertible at the option of the holders into an aggregate of an additional 339,581,173 shares of our common stock.

TECH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

3.	SUBSEQUENT EVENTS (Cont’d)

Acquisition of FuelMeister (Cont’d)

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which closed on March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister division (“FuelMeister”) to Renewal and Renewal assumed specified FuelMeister liabilities in exchange for an aggregate purchase price of $500,000, subject to adjustment. Of the full purchase price, $100,000 was paid on execution as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. Renewal also entered into a management services agreement with BSI (the “Management Agreement”), pursuant to which BSI agreed to provide general management and administrative services to Renewal, as well as the use of its facilities. Renewal will reimburse BSI for the direct cost of services and facilities, as provided. The agreement will terminate 90 days after the FuelMeister purchase or upon ten days notice by Renewal.

Financing With Cornell Capital Partners, L.P.

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "Debentures") of which $1,000,000 was advanced immediately. The second installment of $400,000 will be funded within five business days following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal.

TECH LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

3.	SUBSEQUENT EVENTS (Cont’d)

Financing With Cornell Capital Partners, L.P. (Cont’d)

the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 15% redemption premium provided that (i) the VWAP of the Company’s Common Stock is less than the conversion price of the Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred.

The obligations to Cornell, together with prior obligations to Cornell, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal to Cornell as additional security for the obligations to Cornell.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 18,000,000 shares of common stock at $0.01 per share.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of a written demand for the filing of a Registration Statement and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to Cornell, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Debentures, not to exceed 24%.

Settlement with Stursberg & Veith

On June 30, 2004, the law firm of Stursberg & Veith (“S&V”), former counsel to the Company, Inc., filed a lawsuit claiming that they were owed $161,179.26 plus interest, costs, and disbursements. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834.10, including interest. In order to settle this matter without further expense or delay, on April 25, 2007, the Company and S&V entered into a settlement agreement pursuant to which the Company paid the sum of $100,000. Under the terms of the agreement, each party released the other from any liabilities or claims

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

 General

Tech Laboratories, Inc. is a corporation organized under the laws of the State of New Jersey. We trade on the Over-the-Counter Bulletin Board under the symbol "TLBT:OB".

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Tech Laboratories" refers to Tech Laboratories, Inc.

Results of Operations

THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2006.

Our net income for the three-month period ended March 31, 2007 was approximately $6,768 compared to a net loss of ($170,346) during the three-month period ended March 31, 2006. During the three-month periods ended March 31, 2007 and March 31, 2006, we generated $0 in sales revenue.

During the three-month period ended March 31, 2007, we incurred expenses of approximately $67,148 compared to $169,846 incurred during the three-month period ended March 31, 2006 (a decrease of $102,698). These expenses incurred during the three-month period ended March 31, 2007 consisted of: $31,494 (2006: $132,895) in selling, general and administrative expenses and $35,654 (2006: $36,951) in interest expense. Expenses incurred during the three-month period ended March 31, 2007 decreased primarily due to decreased business activity and related re-structuring. General and administrative expense generally includes corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Expenses incurred during the three-month period ended March 31, 2007 were offset by other income consisting of $73,916 (2006: $0) resulting in a net income of $38,262 compared to a net loss of ($36,951). The increase in net income incurred during the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 resulted primarily from the sale of state net operating losses.

Our net income during the three-month period ended March 31, 2007 was $6,768 or $0.00 per share compared to a net loss of ($170,346) or ($0.03) per share during the three-month period ended March 31, 2006. The weighted average number of shares outstanding was 10,100,210 for the three-month period ended March 31, 2007 compared to 5,007,855 for the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

THREE-MONTH PERIOD ENDED MARCH 31, 2007

As at the three-month period ended March 31, 2007, our current assets were $8,855 and our current liabilities were $1,700,441, which resulted in a working capital deficit of $1,691,586. As at the three-month period ended March 31, 2007, current assets were comprised of: (i) $5,730 in cash; and (ii) $3,125 in prepaid expenses. As at the three-month period ended March 31, 2007, current liabilities were comprised of: (i) $1,385,369 in convertible notes; and (ii) $315,072 in accounts payable and accrued expenses.

As at the three-month period ended March 31, 2007, our total assets were $8,855 comprised of $8,855 in current assets. The increase in total assets during the three-month period ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in cash.

As at the three-month period ended March 31, 2007, our total liabilities were $1,700,441 comprised of current liabilities. The decrease in liabilities during the three-month period ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the decrease in accounts payable and accrued expenses.

Stockholders' deficit increased from ($1,698,354) for fiscal year ended December 31, 2006 to ($1,691,586) for the three-month period ended March 31, 2007.

For the three-month period ended March 31, 2007, net cash flows provided by operating activities was $5,730, consisting primarily of a net income of $6,768. Net cash flows used in operating activities was adjusted by $41,904 to reconcile the non-cash expenses of $35,654 for capitalized interest and $6,250 for amortization.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and possible further issuances of securities. We have a tenuous liquidity position, substantial doubt exists about our ability to continue as a growing concern.

RECENT DEVELOPMENTS

Acquisition of FuelMeister

On April 20, 2007, Tech Laboratories, Inc. (the “Company”), and Renewal Fuels Acquisitions, Inc. (“Acquisitions”), its wholly-owned subsidiary, entered into a merger agreement (the “Merger Agreement”) with Renewal Fuels, Inc. (“Renewal”). Pursuant to the Merger Agreement, Acquisitions was merged with and into Renewal. The former shareholders of Renewal were issued an aggregate of 343,610 shares of the Company’s series A convertible preferred stock (the “Preferred Stock”). The shares of Preferred Stock issued to the former Renewal shareholders are immediately convertible at the option of the holders into an aggregate of 4,028,827 shares of common stock. When the shareholders of the Company approve the Merger Agreement, the Preferred Stock will be convertible at the option of the holders into an aggregate of an additional 339,581,173 shares of our common stock.

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which closed on March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister division (“FuelMeister”) to Renewal and Renewal assumed specified FuelMeister liabilities in exchange for an aggregate purchase price of $500,000, subject to adjustment. Of the full purchase price, $100,000 was paid on execution as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. Renewal also entered into a management services agreement with BSI (the “Management Agreement”), pursuant to which BSI agreed to provide general management and administrative services to Renewal, as well as the use of its facilities. Renewal will reimburse BSI for the direct cost of services and facilities, as provided. The agreement will terminate 90 days after the FuelMeister purchase or upon ten days notice by Renewal.

Financing With Cornell Capital Partners, L.P.

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "Debentures") of which $1,000,000 was advanced immediately. The second installment of $400,000 will be funded within five business days following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal.

The Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature on April 20, 2009 (the "Maturity Date"). The Company is not required to make any payments until the Maturity Date. The holder of the Debentures (the "Holder") may convert at any time amounts outstanding under the Debentures into shares of Common Stock of the Company (the "Common Stock") at a conversion price per share equal to the lesser of (i) the average volume weighted average price (“VWAP”) of the Company’s common stock for the 30 consecutive trading days following April 20, 2007, or (b) 80% of the lowest closing bid price of the company’s common stock during the ten trading days immediately preceding the conversion date. The Company has the right to redeem a portion or all amounts outstanding under the Debenture prior to the Maturity Date at a 15% redemption premium provided that (i) the VWAP of the Company’s Common Stock is less than the conversion price of the Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred.

The obligations to Cornell, together with prior obligations to Cornell, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal to Cornell as additional security for the obligations to Cornell.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 18,000,000 shares of common stock at $0.01 per share.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of a written demand for the filing of a Registration Statement and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to Cornell, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the liquidated value of the Debentures, not to exceed 24%.

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 30, 2004, the law firm of Stursberg & Veith (“S&V”), former counsel to the Company, Inc., filed a lawsuit claiming that they were owed $161,179.26 plus interest, costs, and disbursements. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834.10, including interest. In order to settle this matter without further expense or delay, on April 25, 2007, the Company and S&V entered into a settlement agreement pursuant to which the Company paid the sum of $100,000. Under the terms of the agreement, each party released the other from any liabilities or claims.

ITEM 2 - UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

31.1 Certification of CEO, CFO Pursuant to 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1  Certification of the CEO, CFO pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH LABORATORIES, INC.

Dated: May 15, 2007	By:	/s/ John King
John King Chief Executive Officer, Chief Financial Officer and Secretary