Form 10QSB
period 2007-06-30
TECH LABORATORIES INC
filed 2007-08-16
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number: 000-30172

Renewal Fuels, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	22-1436279
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1818 North Farwell Avenue, Milwaukee, WI 53202
(Address of principal executive offices)

(414) 283-2625
(Issuer’s telephone number)

Tech Laboratories, Inc.
(Former name if changed from last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,488,705 shares of common stock, $0.001 par value per share, as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RENEWAL FUELS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART 1.  FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to Renewal Fuels, Inc. (formerly Tech Laboratories, Inc.) (referred to as the “Company” or “we”, “us” or “our” in this Form 10-QSB), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.	FINANCIAL STATEMENTS

RENEWAL FUELS, INC.

CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$116,030
Inventories	51,461
Prepaid expenses and other current assets	24,578
Total current assets	192,069

Property and equipment - net	57,672
Note receivable - Biodiesel Solutions	200,000
Deferred finance fees, net of accumulated amortization of $178,124	1,678,896
Intangibles, net of accumulated amortization of $11,167	177,833
Tradename	118,000
Goodwill	93,705

Total assets	$2,518,175

(continued-)

RENEWAL FUELS, INC. CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007 (Unaudited) (-continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:
Accounts payable	$199,409
Current maturities of convertible debt	1,276,686
Customer deposits	2,932
Total current liabilities	1,479,027

Convertible debt, less current maturities	764,169

Total liabilities	2,243,196

Commitments and contingencies

Stockholders’ equity:
Capital stock:
Preferred stock - par value of $.001; 20,000,000 shares authorized;
no shares issued and outstanding	-
Common stock - par value of $.001; 3,000,000,000 shares authorized;
23,805,126 shares issued and outstanding	23,805
Additional paid-in capital	6,410,378
Accumulated deficit	(6,159,204)
Total stockholders’ equity	274,979

Total liabilities and stockholders’ equity	$2,518,175

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Business		Predecessor Business
	Three Months Ended June 30, 2007	March 9, 2007 (Date of Inception) to June 30, 2007	Three Months Ended March 31, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Sales	$244,087	$244,087	$104,360	$503,061	$1,067,427

Cost of goods sold	142,342	142,342	76,802	331,449	683,416

Gross profit	101,745	101,745	27,558	171,612	384,011

Operating expenses:
Employee compensation and benefits	32,696	34,272	52,320	69,430	125,544
Stock-based transaction expense	5,131,231	5,131,231	-	-	-
Occupancy and equipment	8,257	8,257	18,666	23,900	69,930
Advertising	43,815	43,983	8,474	8,762	18,088
Professional fees	317,898	349,741	8,474	2,949	12,029
Other general and administrative	97,716	97,544	19,085	26,691	80,874
Total operating expenses	5,631,613	5,665,028	107,019	131,732	306,465

Operating income (loss)	(5,529,868)	(5,563,283)	(79,461)	39,880	77,546

Interest income	755	755	-	-	-
Interest expense	(413,500)	(415,427)	-	-	-
Deferred financing fees	(181,249)	(181,249)	-	-	-

Net income (loss)	$(6,123,862)	$(6,159,204)	$(79,461)	$39,880	$77,546

Net income (loss) per share:
Basic	$(0.26)	$(0.26)	$(.01)	$.01	$.01
Diluted	$(0.26)	$(0.26)	$(.01)	$.01	$.01

Weighted average shares outstanding:
Basic	23,668,270	23,650,442	7,000,000	7,000,000	7,000,000
Diluted	23,668,270	23,650,442	7,000,000	7,000,000	7,000,000

See accomSee accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock sold on March 9, 2007 to founders for cash	-	-	-	-	57,279	-	57,279

Stock-based transaction expense related to common stock sold to founders	-	-	-	-	5,131,231	-	5,131,231

Common stock issued in exchange for net liabilities in a recapitalization on April 20, 2007	-	-	673,356	673	(673)	-	-

Preferred stock issued in reverse merger	343,610	343	-	-	(343)	-	-

Conversion of preferred stock to common stock on June 21, 2007	(343,610)	(343)	22,907,323	22,907	(22,564)	-	-

Common stock issued on conversion of convertible debentures	-	-	224,447	225	82,675	-	82,900

Common stock warrants issued	-	-	-	-	238,932	-	238,932

Beneficial conversion feature of convertible debt instruments issued or assumed	-	-	-	-	923,841	-	923,841

Net loss for the period	-	-	-	-	-	(6,159,204)	(6,159,204)

Balances, June 30, 2007	-	$-	23,805,126	$23,805	$6,410,378	$(6,159,204)	$274,979

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Business	Predecessor Business
	March 9, 2007 (Date of Inception) to June 30, 2007	Three Months Ended March 31, 2007	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(6,159,204)	$(79,461)	$77,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,396	471	8,171
Amortization of deferred financing fees	178,124	-	-
Amortization of debt discounts	355,949	-	-
Stock-based transaction expense	5,131,231	-	-
Changes in operating assets and liabilities, net:
Accounts receivable	-	-	11,198
Inventories	(17,035)	26,151	87,525
Other current assets	(24,577)	11,915	(1,975)
Accounts payable and accrued expenses	(2,490)	(5,857)	(33,397)
Accrued interest	57,551	-	-
Customer deposits	2,932	(12,224)	12,793
Net Cash Provided By (Used In) Operating Activities	(465,123)	(59,005)	161,861

Cash Flows From Investing Activities:
Acquisition of FuelMeister assets	(494,426)	-	-
Note receivable - Biodiesel Solutions	(200,000)	-	-
Purchases of property and equipment	(1,700)	-	(759)
Refund of deposit	-	-	5,376
Net Cash Provided By (Used In) Investing Activities	(696,126)	-	4,617

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	57,279	-	-
Proceeds from issuance of warrants	238,932	-	-
Proceeds from issuance of long-term debt	1,161,068	-	-
Payment of debt issuance costs	(180,000)	-	-
Net contributions (distributions) from (to) owner	-	31,953	(356,918)
Net Cash Provided By (Used In) Financing Activities	1,277,279	31,953	(356,918)

Net Increase (Decrease) In Cash	116,030	(27,052)	(190,440)
Cash - Beginning of period	-	52,626	276,850
Cash - End of period	$116,030	$25,574	$86,410

(continued-)

RENEWAL FUELS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(-continued)

	Successor Business	Predecessor Business

Supplemental Disclosure Of Cash Flow Information -
Interest paid	$1,927	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Disclosures Of Non-Cash Investing And Financing Activities:
Net liabilities assumed in a recapitalization	$1,677,020	$-	$-

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

NOTE 1	NATURE OF BUSINESS AND GOING CONCERN

Reorganization of Tech Laboratories, Inc. and Reverse Merger with Renewal Biodiesel, Inc.

On April 20, 2007, Renewal Fuels, Inc., formerly Tech Laboratories, Inc. (the “Company” or “we”, “us”, “our”), and its wholly-owned subsidiary, Renewal Fuels Acquisitions, Inc. (“Renewal Acquisitions”), entered into a merger agreement (the “Renewal Merger Agreement”) with Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.) (“Renewal Biodiesel”). Renewal Biodiesel was incorporated in the state of Delaware on March 9, 2007 for the purpose of the acquisition of the FuelMeister Business described below. Pursuant to the Renewal Merger Agreement, Renewal Acquisitions was merged with and into Renewal Biodiesel. The former shareholders of Renewal Biodiesel were issued an aggregate of 343,610 shares of the Company’s series A convertible preferred stock (the “Preferred Stock”), which were immediately convertible at the option of the holders into an aggregate of 268,588 shares of our common stock (4,028,827 shares prior to the 1-for-15 reverse stock split described below). Following approval of the Renewal Merger Agreement by our shareholders, the Preferred Stock became convertible at the option of the holders into an aggregate of 22,907,323 shares of our common stock (343,610,000 shares prior to the reverse stock split). On June 21, 2007, all of the holders converted their shares of Preferred Stock into 22,907,323 shares of the Company’s common stock.

On July 9, 2007, the Company, which was a New Jersey entity (“Tech Labs-NJ”), entered into an Agreement and Plan of Merger with Tech Laboratories, Inc., a Delaware entity (“Tech Labs - DE”) under which Tech Labs - NJ and Tech Labs - DE were merged with and into the surviving corporation, Tech Labs - DE, whose name was subsequently changed on August 1, 2007 to Renewal Fuels, Inc. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the directors and officers of the Company.

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split pursuant to which, on August 1, 2007,  the 357,076,887 shares of common stock of the Company (the "Old Shares") that were outstanding at June 30, 2007 automatically converted into 23,805,126 shares of common stock (the "New Shares"). All common share and per share amounts in these financial statements have been retroactively restated to reflect this reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as the Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Acquisition of FuelMeister Business

Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.)(“Renewal Biodiesel”) acquired the business, fixed assets and inventory of the FuelMeister Business of Biodiesel Solutions, Inc. (“BSI”) effective March 30, 2007. As a result, Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, for a current cost of approximately 70 cents per gallon. Renewal Biodiesel has a network of dealers in the United States for sale and distribution of its products. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

Acquisition of BSI

On July 2, 2007, the Company and its wholly-owned subsidiary BSI Acquisitions, Inc. (“BSI Acquisitions”) entered into a merger agreement (the “BSI Merger Agreement”) with BSI (from whom Renewal Biodiesel had acquired the FuelMeister Business). Pursuant to the BSI Merger Agreement, BSI Acquisitions was merged with and into BSI and the Company thus acquired all of the remaining business of BSI, other than the FuelMeister Business which was previously acquired as a result of the reverse merger with Renewal Biodiesel. The former shareholders of BSI were issued an aggregate of 3,266,667 shares of common stock of the Company (49,000,000 shares prior to the 1-for-15 reverse stock split), 1,000,000 shares of BSI series B convertible preferred stock (the “BSI Preferred Stock”) and $500,000 in cash. The Company also issued an aggregate of 66,667 shares of common stock of the Company (1,000,000 shares prior to the 1-for-15 reverse stock split) and an aggregate of 133,333 options (2,000,000 prior to the reverse stock split) to purchase shares of common stock of the Company to the individuals, other than officers of BSI, employed by BSI. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price per share equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note was forgiven and recorded as a capital contribution to BSI.

BSI will manufacture the BiodieselMaster®, a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year and is designed to be appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design will provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitates remote diagnostics.

Predecessor Business

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying unaudited consolidated financial statements represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Biodiesel) from the date of its inception on March 9, 2007 through June 30, 2007. The FuelMeister Business acquired by Renewal Biodiesel constitutes our Predecessor business. The accompanying unaudited consolidated financial statements, as of June 30, 2007 and for the period March 9, 2007 (date of inception) through, June 30, 2007, are those of the Successor. The statements of operations and of cash flows for the three months ended March 31, 2007 and for the three and six months ended June 30, 2006, are those of our Predecessor, the FuelMeister Business.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, we have incurred losses from operations. Furthermore, we will require a significant amount of capital to proceed with our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the challenges, expenses and complications frequently encountered by entrance into new markets and the competitive environment in which we operate.

Our predecessor historically funded its cash requirements through operations and contributions from the former owner. In connection with the acquisition of the FuelMeister Business and BSI, we obtained debt financing. We expect we will need to obtain additional funding through private or public equity and/or debt financing to pay for the infrastructure needed to support our planned growth but, as a public company, we believe we will have better access to additional debt or equity capital.

There can be no assurance that our plans will materialize and/or that we will be successful in raising required capital to grow our business and/or that any such capital will be available on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 2	ACQUISITIONS

Reverse Merger and Recapitalization

On April 20, 2007, we entered into a Merger Agreement with Renewal Biodiesel, a Delaware corporation formed in 2007 for the purposes of the asset acquisition described below. Under the terms of the agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 343,610 shares of our series A convertible preferred stock, which was subsequently converted into 22,907,323 common shares. The officers and directors of Renewal Biodiesel assumed similar positions with us. Although we were the legal acquirer, Renewal Biodiesel was considered the accounting acquirer and as such the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (Renewal Biodiesel) from the date of its inception on March 9, 2007. Immediately prior to the reorganization, we had 673,356 shares of common stock outstanding (10,100,210 prior to the 1-for-15 reverse stock split) and net liabilities of $1,677,020, consisting of the following, at fair value:

Net liabilities assumed:
Accounts payable	$203,992
Long term debt, including accrued interest	1,473,028
Net liabilities assumed	$1,677,020

The net liabilities assumed primarily represent debt obligations to Cornell Capital Partners L.P. (“Cornell”) and were assumed in connection with the provision of additional long-term debt financing provided by Cornell (see Note 6), which additional funding was provided simultaneously with the reverse merger and recapitalization. Accordingly, the net liabilities assumed have been recorded as deferred financing costs incurred in connection with the additional debt funding provided by Cornell and will be amortized by periodic charges to income on a straight-line basis over the life of that debt funding. In addition, the Company paid $180,000 in fees in connection with the additional debt funding provided by Cornell.

Acquisition of Assets of FuelMeister Business

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which was effective March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business” , the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $250,000 cash portion of the $494,426 purchase price of the assets was funded by loans received from Crivello of $200,000 and cash of $57,279 received by Renewal Biodiesel from our founders for common stock. The loans from Crivello, together with the promissory note for $244,426, were repaid from the proceeds of loans from Cornell (see Note 6). The difference of $5,131,231 between the fair value of the 22,907,323 common shares issued to our founders as a result of the reverse merger described above, determined based on the trading price of $0.2265 per share immediately prior to the reorganization and reverse merger, and the amount they paid for their shares of Renewal Biodiesel of $57,279 has been recorded as stock-based transaction expense.

Renewal Biodiesel also entered into a management services agreement with BSI, pursuant to which BSI agreed to provide general management and administrative services to Renewal Biodiesel, as well as the use of its facilities. Renewal Biodiesel reimbursed BSI for the direct cost of services and facilities, as provided. The agreement terminated 90 days after the FuelMeister acquisition or upon ten days notice by Renewal Biodiesel. As discussed in Note 1, we acquired BSI on July 2, 2007, which effectively resulted in termination of the agreement.

The acquisition of the FuelMeister Business was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("FAS 141") and the results of its operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price determined in accordance with FAS 141 was $494,426.

The following is a summary of the net assets acquired at the date of acquisition, at fair value:

Net assets acquired:
Inventory	$34,426
Fixed assets	9,145
Website domain	50,150
Tradename	118,000
Customer lists, engineering drawings and other intangibles	189,000
Goodwill	93,705
Net assets acquired	$494,426

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation SB of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying unaudited consolidated financial statements, as of June 30, 2007 and for the period March 9, 2007 (date of inception) through, June 30, 2007, are those of Renewal Fuels, Inc., the Successor. The statements of operations and of cash flows for the three months ended March 31, 2007 and for the three and six months ended June 30, 2006 are those of the FuelMeister Business, our Predecessor.

Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of both the Successor and the Predecessor, which do not differ during all periods presented.

Principles of Consolidation

Successor

The consolidated financial statements include the accounts of Renewal Fuels, Inc. (“Renewal”) and its wholly owned subsidiary Renewal Biodiesel, Inc. (“Renewal Biodiesel”), from March 9, 2007, the date that Renewal Biodiesel was incorporated and, for Renewal, from April 20, 2007, the date of the reverse merger between Renewal Biodiesel and Renewal. All inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The accompanying financial statements of the FuelMeister business (the “FuelMeister Business” or the “Predecessor”, a carve-out business of Biodiesel Solutions, Inc. and a predecessor business of Renewal Biodiesel, which carve-out business was acquired by Renewal Biodiesel on March 30, 2007), are presented on a carved-out basis as if it had been an independent reporting entity for the periods presented. Certain revenue and expenses of Biodiesel have been allocated by management between the FuelMeister Business and the operations retained by Biodiesel, based either on specific attribution of those revenues and expenses or, where necessary and appropriate, based on management’s best estimate of an appropriate allocation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, and that all long-lived assets and inventories are recoverable. The markets for our products are characterized by intense competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition

Revenue from equipment and parts and accessories sales are generally recognized at the date of shipment and revenue from services is recognized when the services are performed and all substantial contractual obligations have been satisfied.

Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable and (4) collectibility of the receivables is reasonably assured.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market with cost determined using a first-in, first-out basis. At June 30, 2007, inventories consisted of finished goods, materials and displays amounting to $12,187, $37,741 and $1,533, respectively.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 7 years.

We evaluate the carrying value of property and equipment when events and circumstances warrant such a review. If the carrying values of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. We have not experienced any impairment of our property and equipment.

Intangible Assets

Intangible assets, consisting primarily of customer lists, engineering drawings and other intangibles acquired as par t of the acquisition of the FuelMeister Business, are amortized over their estimated useful lives, which range from 1 to 15 years.

Stock-Based Compensation

In accordance with Financial Accounting Standards No. 123 (“FAS 123 (Revised)”), Share-Based Payments, we account for equity instruments issued to employees for services based on the fair value of the equity instruments issued, and account for equity instruments issued to those other than employees based on the fair value of the consideration received, or the fair value of the equity instruments, whichever is more readily measurable. We anticipate that the shares issued upon exercise of any stock option would be obtained from our authorized and unissued shares.

Derivative Instruments and Beneficial Conversion Features

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option may be required to be accounted for as a derivative financial instrument liability. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. We may also issue options or warrants to non-employees in connection with consulting or other services they provide. Depending on their terms, these options and warrants may be accounted for as derivative instrument liabilities, rather than as equity.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties are accounted for in accordance with FAS No. 5, Accounting for Contingencies.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Cox-Ross-Rubinstein binomial option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed.

When the embedded conversion option in a convertible debt instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature, in accordance with EITF Issues 98-05 and 00-27. When the effective conversion rate of the instrument at the time it is issued is less than the fair value of the common stock into which it is convertible, we recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.

When convertible debt or equity instruments are initially recorded at less than their face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities or to a beneficial conversion feature, the discount from the face amount, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Research and Development Costs

Research and development costs related to product development are expensed as incurred. No such costs were incurred during the periods covered by these financial statements.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended June 30, 2007 and the period from March 9, 2007 (date of inception) to June 30, 2007, advertising costs were $43,815 and $43,983, respectively.

Shipping and Handling Costs

Shipping and handling costs are reported as a component of cost of sales.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with FAS No. 128, Earnings per Share (“FAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. Because of our net losses in 2007, none of these common stock equivalent shares are dilutive; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

Income Taxes

Successor

We account for income taxes under the liability method, in accordance with FAS No. 109, Accounting for Income Taxes. Under the liability method of FAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.

Predecessor

Through December 31, 2006, the Predecessor’s stockholder elected under the Internal Revenue Code to be taxed as an S Corporation. In lieu of corporate income taxes, the stockholders of S Corporations are taxed on their proportionate share of a company’s taxable income. Accordingly, no provision or liability for federal income taxes has been included in the accompanying Predecessor financial statements.

Effective January 1, 2007, and in connection with the amendment and restatement of the Predecessor’s articles of incorporation, the Predecessor became a C corporation and therefore became subject to income taxes. From January 1, 2007, the Predecessor accounted for income taxes under the liability method. The Predecessor’s financial statements do not include a pro forma provision for income taxes (as if it were a C corporation for the periods presented) in accordance with FAS 109, because the overall provision (benefit) for all periods presented would have been zero as (1) any current income taxes due would have been reduced to zero through a deferred income tax benefit (as a result of a carry forward of prior year net operating losses and because (2) the net deferred income tax assets arising from the remaining net operating loss carryforwards and other temporary differences existing at March 31, 2007 would have been fully reserved by a valuation allowance.

Impact of Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several Financial Accounting Standards, as summarized below. None of these statements have had, or are expected to have, a significant effect on our financial statements.

Issued	Statement

February 2006	FAS 155 - “Accounting for Certain Hybrid Financial Instruments; an amendment of Financial Accounting Standard Nos. 133 and 140"

March 2006	FAS 156 - “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”

June 2006	FAS Interpretation 48 - "Accounting for Uncertainty in Income Taxes"

September 2006	FAS 157 - “Fair Value Measurements”

September 2006	FAS 158 - “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

February 2007	FAS 159 - “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

NOTE 4	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

We believe the book value of our cash, accounts payable and accrued expenses approximates their fair values due to their short-term nature.

We sell products to value added distributors and other customers and generally require payment in advance or at the time of sale. Periodically, we extend credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Our terms for our accounts receivable are generally net 30 days. As such, exposure to losses on receivables is principally dependent on each customer's financial condition.  We monitor our exposure to credit losses and maintain allowances for any anticipated losses.  At June 30, 2007, we did not have any accounts receivable. Our ability to collect receivables arising in the future may be affected by economic fluctuations.

We maintain all of our cash in deposit accounts with one financial institution, which deposit accounts at times may exceed federally insured limits.  We have not experienced any losses in such accounts.

NOTE 5	PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consists of the following:

Computer equipment and software	$50,792
Production and shop equipment	7,051
Office furniture and equipment	1,058
58,901
Less accumulated depreciation and amortization	1,229
Property and equipment - net	$57,672

Depreciation expense is included in other operating expenses in the accompanying statements of operations.

NOTE 6	LONG-TERM DEBT

At June 30, 2007, long-term debt consists of the following:

Cornell Capital Partners L.P., $1,000,000 convertible debenture, due April 20, 2009, interest at prime + 2.75% (11% at June 30, 2007)	$1,000,000
Less unamortized discount from warrants and beneficial conversion feature	(385,427)
614,573

Cornell Capital Partners L.P., $400,000 convertible debenture, due May 31, 2009, interest at prime + 2.75% (11% at June 30, 2007)	400,000
Less unamortized discount from beneficial conversion feature	(396,504)
3,496

Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $67,685	367,685

Montgomery Equity Partners, Ltd., $537,220 15% convertible debenture, due on demand, including accrued interest of $121,206	658,426

Cornell Capital Partners L.P., $85,100 6.5% convertible promissory note, due on demand, including accrued interest of $61,000	146,100

LH Financial, $156,080 18.0% convertible promissory note, due on demand, including accrued interest of $94,495	250,575

2,040,855

Less: current maturities	1,276,686

$764,169

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which $1,000,000 was advanced immediately. The second instalment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel.

The New Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature on April 20, 2009 and May 31, 2009 (the "Maturity Dates"). The Company is not required to make any payments until the Maturity Dates. The holder of the New Debentures (the "Holder") may convert at any time principal amounts outstanding under the New Debentures into shares of common stock of the Company at a conversion price per share equal to the lower of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. The Company has the right to redeem a portion or all amounts outstanding under the New Debentures prior to the Maturity Dates at a 15% redemption premium provided that (i) the closing bid price of the common stock is less than the fixed conversion price of the New Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred and is continuing. The New Debentures contain standard anti-dilution adjustments for stock splits and similar events. In the event that the Company sells or otherwise issues common stock at a price below the current conversion price, the fixed conversion price will be reduced to such lower price. If an Event of Default occurs, as defined in the New Debentures, the holder may demand immediate repayment of all amounts due under the New Debentures. In addition to non-payment of principal or interest when due, defaults under other obligations and bankruptcy or similar events, the Events of Default include a Change in Control of the Company, the Company’s failure to file, achieve or maintain effectiveness of the required registration statement (see below) if registration has been demanded by the Holder of the New Debentures, and the failure to maintain the listing of the Company’s common stock on a recognized exchange. Certain of these Events may constitute derivative instruments. When the risks and rewards of such derivative instruments are not clearly and closely related to the risks and rewards associated with the New Debentures, the effect of these Events is considered in valuing any compound derivative instrument that may be bifurcated from the New Debentures.

The obligations to Cornell, together with prior obligations to Cornell described below, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal Biodiesel to Cornell as additional security for the obligations to Cornell.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.15 per share.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to Cornell, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of August 13, 2007, no demand for registration has been received by the Company.

Prior Obligations

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to Cornell and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of Cornell (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,666 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date.

In connection with these Old Debentures, the Company is obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company has not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, the Company is required to pay to Cornell, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. The Company understands that Cornell does not intend to require payment of these liquidated damages and, accordingly, no accrual for such amounts has been recorded.

The Company also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by Cornell and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. During the period April 21, 2007 to June 30, 2007, Cornell converted an aggregate principal amount of $82,900 of the promissory note held by it into 224,447 common shares. Subsequent to June 30, 2007, Cornell converted the remaining principal amount of the note held by it of $85,100, together with all accrued interest, aggregating $61,000, into 350,359 shares of common stock.

Subsequent Event - Additional Financing

On July 2, 2007, the Company entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with Cornell providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster Unit.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.75, not $0.60.

The obligations to Cornell, together with prior obligations to Cornell, are secured by a security interest in the Company’s assets and the assets of its subsidiaries, including their intellectual property. In addition, the Company pledged the shares of BSI to Cornell as additional security for the obligations to Cornell.

Under the Additional Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share.

Derivative Instrument Liabilities and Beneficial Conversion Feature

In accounting for the Convertible Debentures and the associated Warrants, the Company has considered the requirements of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock". Because the number of shares that may be required to be issued on conversion of the Convertible Debentures is dependent on the price of the Company’s common stock, the number of shares ultimately required is indeterminate. However, full conversion of the outstanding Convertible Debentures and exercise of outstanding Warrants (including those Debentures and Warrants issued subsequent to June 30, 2007), together with currently outstanding common stock and all other currently existing requirements to issue common stock, require the Company to have approximately 45 million common shares authorized. The Company is authorized to issue 3 billion common shares. As a result, management of the Company believes it will have sufficient authorized shares available to physically settle all contracts that currently require delivery of common shares. Furthermore, management of the Company, together with investors associated with management, control a majority of the outstanding common shares of the Company. Accordingly, management of the Company believes it is in a position to secure shareholder approval of an increase in the authorized number of shares, should such an increase be required in the future. As a result of management’s conclusion that it will have sufficient authorized shares available to settle all outstanding contracts requiring delivery of common shares, the conversion option embedded in the Convertible Debentures has not been bifurcated and the Warrants issued in connection with the Convertible Debentures have been accounted for as equity instruments.

The Company has also reviewed the terms of the Convertible Debentures to determine whether there are embedded derivative instruments, other than the conversion option, that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the Convertible Debentures, including failure to effect or maintain registration when required, the failure to maintain the listing of the Company’s common stock on a recognized exchange and similar events, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. However, events of default serve only to permit the holder to demand repayment and do not require the Company to pay any premium on default. Accordingly, these embedded derivative instruments are considered to have minimal, if any, value.

If the effective conversion price for a Convertible Debenture is less than the market value of the underlying shares at the time the debenture is issued, the Company recognizes a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. The value of the beneficial conversion feature, which is credited to additional paid-in capital, reduces the initial carrying amount of the debenture. During the period ended June 30, 2007, the Company recorded beneficial conversion features aggregating $923,841.

The discount from the face amount of the Convertible Debentures represented by the value initially assigned to any associated Warrants and to any beneficial conversion feature is amortized over the period to the due date of each Convertible Debenture, using the effective interest method. Included in the beneficial conversion feature of $923,841 recorded during the period ended June 30, 2007 is $333,574 related to debentures assumed by the Company on the reverse merger described in Note 2. Because those debentures are past due, the discount from the face amount of the debentures was immediately expensed and is included in interest expense for the period.

For warrants and option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 123%, based on a review of the volatility of entities considered by management as most comparable to our business.

NOTE 7	LEASE COMMITMENTS

Operating Lease

Prior to the acquisition of BSI on July 2, 2007, the Company leased operating space and other services from BSI under a 90 day agreement, which expired on June 30, 2007.

BSI’s operating facility is leased under an operating lease agreement. The lease term is from November 1, 2004 through October 31, 2007. Payments required under this lease range from approximately $4,300 to $4,500 per month, plus a share of the operating costs, estimated to be $900 per month. Beginning in January 2006, Biodiesel entered into an additional operating lease for additional facilities. The lease term is from January 1, 2006 to October 31, 2008. Payments required under this lease approximate $11,000 per month, plus a share of operating costs, estimated to be $3,000 per month.

NOTE 8	CAPITAL STOCK

The authorized capital stock of the Company is 3,020,000,000 shares, consisting of 3,000,000,000 shares of Common Stock, par value $0.001 per shares and 20,000,000 shares of Preferred Stock, par value $0.001 per share.

The Board of Directors is authorized to divide the 20,000,000 shares of Preferred Stock into one or more series, and to determine for each such series its designation, the number of shares of such series, the powers, preferences and rights and the qualifications, limitations or restrictions for the shares of such series. The Board of Directors has designated 343,610 shares as Series A Convertible Preferred Stock. These shares were issued in exchange for the acquisition of Renewal Biodiesel, as described in Notes 1 and 2. On June 21, 2007 all of the holders converted their shares of Series A Convertible Preferred Stock into 22,907,323 shares of the Company’s common stock. At June 30, 2007, no shares of Preferred Stock were outstanding.

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Company’s common stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation.

Holders of the Company’s common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

Preferred Stock

Holders of the Company’s Preferred Stock are entitled to one vote for each share on all matters submitted to a preferred stockholder vote. Holders do not have a right to vote with the common stockholders. Holders of Preferred Stock do not have cumulative voting rights. Holders of the Company’s Preferred Stock representing a majority of the voting power of the Company’s Preferred Stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of Preferred stockholders. Holders of the Company’s Preferred Stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds.

NOTE 9	STOCK OPTION PLANS

On July 10, 2007, the majority stockholders approved the 2007 Stock Incentive Stock Plan (the "2007 Incentive Plan") and authorized 1,000,000 shares of common stock for issuance of stock awards and stock options thereunder. As of August 13, 2007, no stock awards or stock options have been issued under the 2007 Incentive Plan.

Under the 2007 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The primary purpose of the 2007 Incentive Plan is to attract and retain the best available personnel for the Company by granting stock awards and stock options in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. The 2007 Incentive Plan will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time.

Under the 2007 Incentive Plan, stock awards and options may be granted to key employees, officers, directors or consultants of the Company. The purchase price of the common shares subject to each ISO shall not be less than the fair market value (as set forth in the 2007 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such common shares at the time such Option is granted. The purchase price of the common shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such common shares at the time such Option is granted.

NOTE 10	OTHER COMMITMENTS AND CONTINGENCIES

As described in Note 6, the Company entered into a Registration Rights Agreement with Cornell providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to Cornell. Upon written demand from Cornell, the Company is obligated to file a Registration Statement within 45 days and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of its obligations under the Registration Rights Agreement, the Company is required to pay to Cornell, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of August 13, 2007, no demand for registration has been received by the Company.

As described below in Note 11, on July 10, 2007 the Company executed a letter of intent to acquire North Shore Energy Technologies ("North Shore"), a sustainable energy company planning to build a bio-refinery capable of economically converting wood waste into highly-versatile methanol.

NOTE 11	SUBSEQUENT EVENTS

Acquisition of BSI

On July 2, 2007, the Company and its wholly-owned subsidiary BSI Acquisitions, Inc. (“BSI Acquisitions”) entered into a merger agreement (the “BSI Merger Agreement”) with Biodiesel Solutions, Inc. (“BSI”), from whom Renewal Biodiesel had acquired the FuelMeister Business. Pursuant to the BSI Merger Agreement, BSI Acquisitions was merged with and into BSI and the Company thus acquired all of the remaining business of BSI, other than the FuelMeister Business which was previously acquired as a result of the reverse merger with Renewal Biodiesel. The former shareholders of BSI were issued an aggregate of 3,266,667 shares of common stock of the Company (49,000,000 shares prior to the 1-for-15 reverse stock split), 1,000,000 shares of BSI series B convertible preferred stock (the “BSI Preferred Stock”) and $500,000 in cash. The Company also issued an aggregate of 66,667 shares of common stock of the Company (1,000,000 shares prior to the 1-for-15 reverse stock split) and an aggregate of 133,333 options (2,000,000 prior to the reverse stock split) to purchase shares of common stock of the Company to the individuals, other than officers of BSI, employed by BSI. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price per share equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8%, 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note was forgiven and recorded as a capital contribution to BSI.

BSI manufactures the BiodieselMaster®, a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year and which is appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design provides a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system minimizes labor costs and facilitates remote diagnostics.

Additional Financing

On July 2, 2007, as described in Note 6, the Company entered into a Securities Purchase Agreement (the "Additional Purchase Agreement") with Cornell providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster Unit. Under the Additional Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share.

Change of Domicile

On July 9, 2007, the Company, which was a New Jersey entity (“Tech Labs-NJ”), entered into an Agreement and Plan of Merger with Tech Laboratories, Inc., a Delaware entity (“Tech Labs - DE”) under which Tech Labs - NJ and Tech Labs - DE were merged with and into the surviving corporation, Tech Labs - DE, whose name was subsequently changed on August 1, 2007 to Renewal Fuels, Inc. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the directors and officers of the Company.

Reverse Stock Split

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split pursuant to which, on August 1, 2007,  the 357,076,887 shares of Common Stock of the Company (the "Old Shares") that were outstanding at June 30, 2007 automatically converted into 23,805,126 shares of common stock (the "New Shares"). All common share and per share amounts in these financial statements have been retroactively restated to reflect this reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Proposed Acquisition

On July 10, 2007, the Company announced that it has signed a letter of intent to acquire North Shore Energy Technologies ("North Shore"), a sustainable energy company planning to build a bio-refinery capable of economically converting wood waste into highly-versatile methanol.

North Shore has completed initial planning for a facility which is designed to produce approximately 43 million gallons per year of bio-Methanol from wood waste, to be supplied by one of the largest timber operators in the U.S. The wood waste feedstock has been committed from timbering operations in the local market, with more than adequate supply for the North Shore facility. The facility will be located on the site of existing forestry operations of the feedstock supply partner. The facility is projected to be fully operational in 2009, subject to receipt of adequate funding, as well as completion of customary engineering, permitting and other requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other sections of this Form 10-QSB contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

THE INFORMATION CONTAINED IN THIS FORM 10-QSB IS NOT A COMPLETE DESCRIPTION OF OUR BUSINESS OR THE RISKS ASSOCIATED WITH AN INVESTMENT IN US. READERS ARE REFERRED TO DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

Overview

As of the end of the quarter, June 30, 2007, Renewal Fuels, Inc. (“Renewal”) had one business segment, Renewal Biodiesel.

Renewal Biodiesel was incorporated in the state of Delaware on March 9, 2007 and acquired the business, fixed assets and inventory of FuelMeister from Biodiesel Solutions, Inc. (“BSI”) effective March 30, 2007. Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, for a current cost of approximately 70 cents per gallon. Renewal Biodiesel has developed a network of dealers in the United States for sale and distribution of its products. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

Reorganization of Tech Laboratories, Inc. to Renewal Fuels, Inc.

On April 20, 2007, Renewal Fuels, Inc., formerly Tech Laboratories, Inc., and its wholly-owned subsidiary Renewal Fuels Acquisitions, Inc. (“Renewal Acquisitions”), entered into a merger agreement (the “Renewal Merger Agreement”) with Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.) (“Renewal Biodiesel”). Pursuant to the Renewal Merger Agreement, Renewal Acquisitions was merged with and into Renewal Biodiesel. The former shareholders of Renewal Biodiesel were issued an aggregate of 343,610 shares of the Company’s series A convertible preferred stock (the “Preferred Stock”), which were immediately convertible at the option of the holders into an aggregate of 268,588 shares of our common stock (4,028,827 shares prior to the 1-for-15 reverse stock split described below). Following approval of the Renewal Merger Agreement by our shareholders, the Preferred Stock became convertible at the option of the holders into an aggregate of 22,907,323 shares of our common stock (343,610.000 shares prior to the reverse stock split). On June 21, 2007, all of the holders converted their shares of Preferred Stock into 22,907,323 shares of the Company’s common stock.

On July 9, 2007, the Company, which was a New Jersey entity (“Tech Labs-NJ”), entered into an Agreement and Plan of Merger with Tech Laboratories, Inc., a Delaware entity (“Tech Labs - DE”) under which Tech Labs - NJ and Tech Labs - DE were merged with and into the surviving corporation, Tech Labs - DE, whose name was subsequently changed on August 1, 2007 to Renewal Fuels, Inc. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the directors and officers of the Company.

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split pursuant to which, on August 1, 2007,  the 357,076,887 shares of Common Stock of the Company (the "Old Shares") that were outstanding at June 30, 2007 automatically converted into 23,805,126 shares of common stock (the "New Shares"). All common share and per share amounts in these financial statements have been retroactively restated to reflect this reverse stock split. The reason for the reverse stock split is to increase the per share stock price. The Company believes that if it is successful in maintaining a higher stock price, the stock will generate greater interest among professional investors and institutions. If the Company is successful in generating interest among such entities, it is anticipated that the shares of its common stock would have greater liquidity and a stronger investor base. No assurance can be given, however, that the market price of the New Shares will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Tech Laboratories, Inc. had no active business operations immediately prior to the merger. John King, our Chief Executive Officer and a principal stockholder, and David Marks, our Chairman and a principal stockholder, were the officers and directors of Renewal Biodiesel.

Immediately prior to the reorganization, Renewal Biodiesel issued an aggregate of 5,727,979 shares of its common stock to 23 accredited investors for an aggregate consideration of $57,279. Under the terms of the agreement, we acquired 100% of the 5,727,979 shares of common stock of Renewal Biodiesel in exchange for the issuance by us of 343,610 shares of series A preferred stock, which were subsequently converted into 23,907,323 common shares (approximately 97% of the outstanding common shares immediately after the reorganization). The average share price paid for the 5,727,979 shares of Renewal Biodiesel exchanged for our common shares was $0.01. Current officers, directors and principal stockholders of ours, who beneficially own in the aggregate approximately 80% of our outstanding common stock, owned the following aggregate shares of common stock of Renewal Biodiesel:

Name	Common Shares Received	Renewal Biodiesel Shares Owned	Average Price Paid

Crivello Group LLC (1)	666,666	166,700	$0.01
Frank P. Crivello SEP IRA (1)	13,333,333	3,334,000	$0.01
John King	2,300,000	575,115	$0.01
David Marks (2)	2,700,000	675,135	$0.01
Other investors as a group (17)	3,907,324	977,029	$0.01
	22,907,323	5,727,979

(1)	Mr. Crivello is also the managing member of Crivello Group, LLC.

(2)
Of the shares attributed to Mr. Marks, 200,000 shares are registered in the name of the Irrevocable Children’s Trust of which Mr. Marks is a trustee and 200,000 are registered in the name of Phoenix Investors, LLC of which Mr. Marks is Managing Director.

Although we were the legal acquirer, Renewal Biodiesel was considered the accounting acquirer and as such the acquisition was accounted for as a reverse merger and recapitalization. The officers and directors of Renewal Biodiesel assumed similar positions with us. As a result, the accompanying consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (Renewal Biodiesel) from the date of its inception on March 9, 2007.

The fair value of the common stock issued to the shareholders of Renewal Biodiesel was estimated to be $0.2265 per share, based on the trading price of our common stock immediately prior to the reorganization and reverse merger. The difference between the fair value of the shares issued and the amount paid by the shareholders of Renewal Biodiesel for their shares resulted in an immediate expense of $5,131,231.

Acquisition of Operating Assets from Predecessor Business - FuelMeister

On April 20, 2007, Renewal Fuels, Inc., formerly Tech Laboratories, Inc. (the “Company” or “we”, “us”, “our”), and its wholly-owned subsidiary Renewal Fuels Acquisitions, Inc. (“Renewal Acquisitions”), entered into a merger agreement (the “Renewal Merger Agreement”) with Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.) (“Renewal Biodiesel”). Renewal Biodiesel was incorporated in the state of Delaware on March 9, 2007 for the purpose of the acquisition of the FuelMeister Business described below. Pursuant to the Renewal Merger Agreement, Renewal Acquisitions was merged with and into Renewal Biodiesel. The former shareholders of Renewal Biodiesel were issued an aggregate of 343,610 shares of the Company’s series A convertible preferred stock (the “Preferred Stock”), which were immediately convertible at the option of the holders into an aggregate of 268,588 shares of our common stock (4,028,827 shares prior to the 1-for-15 reverse stock split described below). Following approval of the Renewal Merger Agreement by our shareholders, the Preferred Stock became convertible at the option of the holders into an aggregate of 22,907,323 shares of our common stock (343,610,000 shares prior to the reverse stock split). On June 21, 2007, all of the holders converted their shares of Preferred Stock into 22,907,323 shares of the Company’s common stock.

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which closed on March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business”, the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $494,426 purchase price of the assets was funded with loans received from Cornell Capital Partners L.P. and cash received from our founders for common stock.

Financing With Cornell Capital Partners, L.P.

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which $1,000,000 was advanced immediately. The second instalment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel.

The New Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature on April 20, 2009 and May 31, 2009 (the "Maturity Dates"). The Company is not required to make any payments until the Maturity Dates. The holder of the New Debentures (the "Holder") may convert at any time principal amounts outstanding under the New Debentures into shares of common stock of the Company at a conversion price per share equal to the lower of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. The Company has the right to redeem a portion or all amounts outstanding under the New Debentures prior to the Maturity Dates at a 15% redemption premium provided that (i) the closing bid price of the common stock is less than the fixed conversion price of the New Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred and is continuing. The New Debentures contain standard anti-dilution adjustments for stock splits and similar events. In the event that the Company sells or otherwise issues common stock at a price below the current conversion price, the fixed conversion price will be reduced to such lower price. If an Event of Default occurs, as defined in the New Debentures, the holder may demand immediate repayment of all amounts due under the New Debentures. In addition to non-payment of principal or interest when due, defaults under other obligations and bankruptcy or similar events, the Events of Default include a Change in Control of the Company, the Company’s failure to file, achieve or maintain effectiveness of the required registration statement (see below) if registration has been demanded by the Holder of the New Debentures, and the failure to maintain the listing of the Company’s common stock on a recognized exchange.

The obligations to Cornell, together with prior obligations to Cornell described below, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal Biodiesel to Cornell as additional security for the obligations to Cornell.

Under the Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.15 per share.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to Cornell, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of August 13, 2007, no demand for registration has been received by the Company.

Settlement with Stursberg & Veith

On June 30, 2005, the law firm of Stursberg & Veith (“S&V”), former counsel to the Company, filed a lawsuit claiming that they were owed $161,179 plus interest, costs, and disbursements. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834, including interest. In order to settle this matter without further expense or delay, on April 25, 2007, the Company and S&V entered into a settlement agreement pursuant to which the Company agreed to pay S&V the sum of $100,000 on or before April 30, 2007. Upon such payment, under the terms of the agreement, each party released the other from any liabilities or claims.

Acquisition of BSI

On July 2, 2007, the Company and its wholly-owned subsidiary BSI Acquisitions, Inc. (“BSI Acquisitions”) entered into a merger agreement (the “BSI Merger Agreement”) with Biodiesel Solutions, Inc. (“BSI”), from whom Renewal Biodiesel had acquired the FuelMeister Business. Pursuant to the BSI Merger Agreement, BSI Acquisitions was merged with and into BSI and the Company thus acquired all of the remaining business of BSI, other than the FuelMeister Business which was previously acquired as a result of the reverse merger with Renewal Biodiesel. The former shareholders of BSI were issued an aggregate of 3,266,667 shares of common stock of the Company (49,000,000 shares prior to the 1-for-15 reverse stock split), 1,000,000 shares of BSI series B convertible preferred stock (the “BSI Preferred Stock”) and $500,000 in cash. The Company also issued an aggregate of 66,667 shares of common stock of the Company (1,000,000 shares prior to the 1-for-15 reverse stock split) and an aggregate of 133,333 options (2,000,000 prior to the reverse stock split) to purchase shares of common stock of the Company to the individuals, other than officers of BSI, employed by BSI. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price per share equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8%, 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note was forgiven and recorded as a capital contribution to BSI.

BSI will manufacture the BiodieselMaster®, a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year and which is designed to be appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design will provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitates remote diagnostics.

Additional Financing With Cornell Capital Partners, L.P.

On July 2, 2007, the Company entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with Cornell providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster Unit.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.75, not $0.60.

The obligations to Cornell, together with prior obligations to Cornell, are secured by a security interest in the Company’s assets and the assets of its subsidiaries, including their intellectual property. In addition, the Company pledged the shares of BSI to Cornell as additional security for the obligations to Cornell.

Under the Additional Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share.

RESULTS OF OPERATIONS

Although the revenue generating activities of FuelMeister, the predecessor business, remained significantly intact after the acquisition, there have been changes in our marketing strategy, administrative costs (including those expenses related to public equity market participation) and financing activities. As a result, we believe that the expenses of the predecessor business are not representative of our current business, financial condition or results of operations. Accordingly, where practicable we have included various forward looking statements regarding effects of our new operating structure.

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended June 30, 2007 (successor);

•	Results of operations for the period March 9, 2007 (date of inception) through June 30, 2007 (successor);

•	Results of operations for the three months ended June 30, 2006 (predecessor);

•	Results of operations for the three months ended March 31, 2007 (predecessor);

•	Results of operations for the six months ended June 30, 2006 (predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

The information contained in this section is that of the successor, Renewal Fuels, Inc., for the three months ended June 30, 2007 (unaudited)

For the three months ended June 30, 2007 (unaudited)

Revenues	$244,087	100.0%
Cost of Sales	142,342	58.3%
Gross Profit	101,745	41.7%
Advertising Expenses	43,815	18.0%
G&A Expenses	448,310	183.7%
Stock Based Transaction Expense	5,131,231	2,102%
Occupancy and Equipment	8,257	3.4%
Operating Loss	(5,529,868)	(2,265%)
Net Financial (Income) Expense	593,994	(244%)
Provision for Income Taxes	-	-
Net Loss	(6,123,862)	(2,509%)

Revenues

For the three months ended June 30, 2007, revenues were $244,087.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2007 was $142,342 or 58.3% of revenues for the quarter. As a result, gross profit margin was $101,745 or 41.7% for the three months ended June 30, 2007.

Advertising Expenses

Advertising expenses were $43,815, or 18% of revenues, for the three months ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007 were $448,310, consisting of professional fees of $317,898, together with administrative expenses, insurance, and other non-manufacturing related expenses.

Stock Based Transaction Expense

Stock based transaction expense for the period was $5,131,231, representing the difference between the fair value of our common shares issued to the shareholders of Renewal Biodiesel in the reverse merger and reorganization and the amount they paid for their shares of Renewal Biodiesel.

Occupancy and Equipment

Occupancy and equipment expense, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $8,257 for the three months ended June 30, 2007.

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $413,500 and amortization of deferred financing fees of $181,249, amounted to a net expense of $593,994 for the three months ended June 30, 2007.

Provision for Income Taxes

During the three months ended June 30, 2007, we experienced an operating loss for tax purposes. FuelMeister, our Predecessor, had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

As a result of the above, we reported a net loss of $6,123,862 for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE PERIOD MARCH 9, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

The information contained in this section is that of the successor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through June 30, 2007 (unaudited).

For the period March 9, 2007 (date of inception) through June 30, 2007 (unaudited)

Revenues	$244,087	100.0%
Cost of Sales	142,342	58.3%
Gross Profit	101,745	41.7%
Advertising Expenses	43,983	18.0%
G&A Expenses	481,557	197.3%
Stock Based Transaction Expense	5,131,231	2,102%
Occupancy and Equipment	8,257	3.4%
Operating Loss	(5,563,283)	(2,279%)
Net Financial (Income) Expense	595,921	244%
Provision for Income Taxes	-	-
Net Loss	(6,159,204)	(2,523%)

Revenues

For the period March 9, 2007 (date of inception) through June 30, 2007, revenues were $244,087.

Cost of Sales and Gross Profit

Cost of sales for the period March 9, 2007 (date of inception) through June 30, 2007 was $142,342, or 58.3% of revenues for the period. As a result, gross profit margin for the period was $101,745 or 41.7%.

Advertising Expenses

Advertising expenses were $43,983, or 18% of revenues for the period March 9, 2007(date of inception) through June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the period were $481,557, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses. Of these expenses, professional fees, including legal, consulting, and accounting fees, were $349,741.

Stock Based Transaction Expense

Stock based transaction expense for the period was $5,131,231, representing the difference between the fair value of our common shares issued to the shareholders of Renewal Biodiesel in the reverse merger and reorganization and the amount they paid for their shares of Renewal Biodiesel.

Occupancy and Equipment

Occupancy and equipment expense, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $8,257 for the period March 9, 2007 (date of inception) through June 30, 2007.

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $415,427 and amortization of deferred financing fees of $181,249 amounted to a net expense of $595,921 for the period March 9, 2007 (date of inception) through June 30, 2007.

Provision for Income Taxes

During the period March 9, 2007 (date of inception) through June 30, 2007, we experienced an operating loss for tax purposes. FuelMeister, our Predecessor, had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

As a result of the above, we reported a net loss of $6,159,204 for the period March 9, 2007 (date of inception) through June 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006

The information contained in this section is that of our predecessor, the FuelMeister Business, for the three months ended June 30, 2006 (unaudited).

For the three months ended June 30, 2006 (unaudited)

Revenues	$503,061	100.0%
Cost of Sales	331,449	65.9%
Gross Profit	171,612	34.1%
Advertising Expenses	8,762	1.7%
G&A Expenses	99,070	19.7%
Stock Based Transaction Expense	-	-
Occupancy and Equipment	23,900	4.8%
Operating Income	39,880	7.9%
Net Financial (Income) Expense	-	-
Provision for Income Taxes	-	-
Net Income	39,880	7.9%

Revenues

For the three months ended June 30, 2006, revenues were $503,061.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2006 was $331,449, or 65.9% of revenues, resulting in a gross profit margin of $171,612 or 34.1%.

Advertising Expenses

Advertising expenses were $8,762, or 1.7% of revenues, for the three months ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses, consisting of payroll, administrative expenses, insurance, legal and other non-manufacturing related expenses, were $99,070 for the three months ended June 30, 2006. Payroll accounted for most of the expense with $69,430 for the three months ended June 30, 2006.

Occupancy and Equipment

Occupancy and equipment expense, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $23,900 for the three months ended June 30, 2006.

Provision for Income Taxes

During the three months ended June 30, 2006, FuelMeister experienced an operating loss for tax purposes. FuelMeister had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses.

Net Income

As a result of the above, FuelMeister reported net income of $39,880 for the three months ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

The information contained in this section is that of our predecessor, the FuelMeister Business, for the three months ended March 31, 2007 (unaudited).

For the three months ended March 31, 2007 (unaudited)

Revenues	$104,360	100.0%
Cost of Sales	76,802	73.6%
Gross Profit	27,558	26.4%
Advertising Expenses	8,474	8.1%
G&A Expenses	79,879	76.5%
Stock Based Transaction Expense	-	-
Occupancy and Equipment	18,666	17.9%
Operating Loss	(79,461)	(76.1%)
Net Financial (Income) Expense	-	-
Provision for Income Taxes	-	-
Net Loss	(79,461)	(76.1%)

Revenues

For the three months ended March 31, 2007, FuelMeister’s revenue was $104,360.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2007 was $76,802, or 73.6% of revenues resulting in a gross profit margin of $27,558 or 26.4%.

Advertising Expenses

Advertising expenses were $8,474, or 8.1% of revenues, for the three months ended March 31, 2007.

General and Administrative Expenses

General and administrative expenses, consisting of payroll, administrative expenses, insurance, legal and other non-manufacturing related expenses were $79,879 for the three months ended March 31, 2007. Payroll accounted for most of the expense with $52,320 for the three months ended March 31, 2007.

Occupancy and Equipment

Occupancy and equipment expense, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $18,666 for the three months ended March 31, 2007.

Provision for Income Taxes

During the three months ended March 31, 2007, FuelMeister experienced operating and tax losses. FuelMeister had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily relate to its cumulative net operating losses.

Net Loss

As a result of the above, FuelMeister reported a net loss of $79,461 for the three months ended March 31, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006

The information contained in this section is that of our predecessor, FuelMeister, for the six months ended June 30, 2006 (unaudited).

For the six months ended June 30, 2006 (unaudited)

Revenues	$1,067,427	100.0%
Cost of Sales	683,416	64.0%
Gross Profit	384,011	36.0%
Advertising Expenses	18,088	1.7%
G&A Expenses	218,447	20.5%
Stock Based Transaction Expense	-	-
Occupancy and Equipment	69,930	6.6%
Operating Income	77,546	7.2%
Net Financial (Income) Expense	-	-
Provision for Income Taxes	-	-
Net Income	77,546	7.2%

Revenues

For the six months ended June 30, 2006, FuelMeister’s revenue was $1,067,427.

Cost of Sales and Gross Profit

Cost of sales was $683,416 for the six months ended June 30, 2006 or 64.0% of revenues, resulting in a gross profit margin of $384,011 or 36.0%.

Advertising Expenses

Advertising expenses were $18,088, or 1.7% of revenues, for the six months ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses, consisting of payroll, administrative expenses, insurance, legal and other non-manufacturing related expenses, were $218,447 for the six months ended June 30, 2006. Payroll accounted for most of the expense with $125,544 for the six months ended June 30, 2006.

Occupancy and Equipment

Occupancy and equipment expense, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $69,930 for the six months ended June 30, 2006.

Provision for Income Taxes

During the six months ended June 30, 2006, FuelMeister experienced operating and tax losses. FuelMeister had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily relate to its cumulative net operating losses.

Net Income

As a result of the above, FuelMeister reported net income of $77,546 for the six months ended June 30, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Derivative Financial Instruments

•	Warranty Obligations

•	Inventory Obsolescence

Revenue recognition

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”), revenue is generally recognized and earned when all of the following criteria are satisfied a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured. It is the fourth criterion that requires us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

Allowance for doubtful accounts

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience, including the historical loss experience of the Predecessor. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

Derivative financial instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Any derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Cox-Ross-Rubinstein binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Product warranties

At the time a sale is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period we used the historical warranty experience of the predecessor company. Warranty provisions are included as a component of cost of sales.

Inventory obsolescence

We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation, we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, WIP and finished goods require a change in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Recent Accounting Pronouncements

Impact of Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards, as summarized below. None of these statements have had, or are expected to have, a significant effect on our financial statements or those of our Predecessor.

Issued	Statement

February 2006	FAS 155 - “Accounting for Certain Hybrid Financial Instruments; an amendment of Financial Accounting Standard Nos. 133 and 140" (“FAS 155”)

March 2006	FAS 156 - “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”

June 2006	FAS Interpretation 48 - "Accounting for Uncertainty in Income Taxes"

September 2006	FAS 157 - “Fair Value Measurements”

September 2006	FAS 158 - “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

February 2007	FAS 159 - “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

Liquidity and Capital Resources

QUARTER ENDED JUNE 30, 2007 FOR RENEWAL FUELS, INC.

In connection with our founding and the acquisition of FuelMeister’s business and certain of its assets, we received $57,279 in proceeds from the sale of our common stock and secured $1,400,000 in convertible debt financing during the three months ended June 30, 2007. At June 30, 2007, we had cash on hand of $116,030.

During the period from inception on March 9, 2007 through June 30, 2007, we had a net loss of $6,159,204 which included non-cash items totaling $5,194,000, consisting primarily of stock-based transaction expense and amortization of debt discount and deferred financing fees.

Substantially all of our debt has variable interest rates and, accordingly, a change in interest rates will affect our results of operations. However, interest is generally payable on maturity, rather than currently, and thus our cash flows from operations would not be immediately impacted in the short-term by an adverse change in interest rates. As described below, on July 2, 2007, we obtained additional convertible debt financing from Cornell, which was used to fund the acquisition of BSI, also described below, and for working capital .

Net cash used in investing activities was $696,126, of which $494,426 was used in the acquisition of assets from FuelMeister, our Predecessor, and $200,000 was provided as a loan to BSI, which we acquired on July 2, 2007, as described below.

Net cash provided by financing activities was $1,277,279 consisting of $1,400,000 of proceeds from the sale of convertible debt and warrants to Cornell, less $180,000 of fees incurred and $57,279 in proceeds from the sale of our common stock to our founders. At June 30, 2007, our primary debt has terms of approximately 21 months with interest rates ranging from 11% to 15%. All of our debt is convertible by the holder into shares of our common stock.

Subsequent Acquisition and Financing Activities

Acquisition of BSI

On July 2, 2007, the Company and its wholly-owned subsidiary BSI Acquisitions, Inc. (“BSI Acquisitions”) entered into a merger agreement (the “BSI Merger Agreement”) with Biodiesel Solutions, Inc. (“BSI”), from whom Renewal Biodiesel had acquired the FuelMeister Business. Pursuant to the BSI Merger Agreement, BSI Acquisitions was merged with and into BSI and the Company thus acquired all of the remaining business of BSI, other than the FuelMeister Business which was previously acquired as a result of the reverse merger with Renewal Biodiesel. The former shareholders of BSI were issued an aggregate of 3,266,667 shares of common stock of the Company (49,000,000 shares prior to the 1-for-15 reverse stock split), 1,000,000 shares of BSI series B convertible preferred stock (the “BSI Preferred Stock”) and $500,000 in cash. . The Company also issued an aggregate of 66,667 shares of common stock of the Company (1,000,000 shares prior to the 1-for-15 reverse stock split) and an aggregate of 133,333 options (2,000,000 prior to the reverse stock split) to purchase shares of common stock of the Company to the individuals, other than officers of BSI, employed by BSI. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price per share equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note was forgiven and recorded as a capital contribution to BSI.

BSI will manufacture the BiodieselMaster®, a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year and which is designed to be appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design will provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitates remote diagnostics.

Additional Financing With Cornell Capital Partners, L.P.

On July 2, 2007, the Company entered into a Securities Purchase Agreement (the "Additional Purchase Agreement") with Cornell providing for the sale by the Company to Cornell of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster Unit.

The Additional Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature two years from the date of issuance (the "Maturity Date"). The Company is not required to make any payments until the Maturity Date. The holder of the Additional Debentures may convert at any time amounts outstanding into shares of common stock at a conversion price per share equal to the lesser of (i) $0.75, or (ii) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date.

The Company has the right to redeem a portion or all amounts outstanding under the Additional Debentures prior to the Maturity Date at a 15% redemption premium provided that (i) the average volume weighted average price of the Company’s common stock is less than the conversion price of the Additional Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred and is continuing.

The obligations to Cornell, together with prior obligations to Cornell, are secured by a security interest in the Company’s assets and the assets of its subsidiaries, including their intellectual property. In addition, the Company pledged the shares of BSI to Cornell as additional security for the obligations to Cornell.

Under the Additional Purchase Agreement, the Company also issued to Cornell five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share.

In connection with the Additional Purchase Agreement, the Company also amended its registration rights agreement with Cornell (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the Additional Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand. The Company is obligated to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of a written demand for the filing of a Registration Statement and to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and Additional Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to Cornell, as liquidated damages, for each thirty day period that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the New Debentures and Additional Debentures, not to exceed 24%.

Off-Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Qualitative and Quantitative Disclosures about Market Risk

We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the affects of the risks below. Because the operating structure of our business is different from that of our predecessor, FuelMeister, we have described only those risks as they apply to our current operating environment.

Interest Rates

Changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at June 30, 2007, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at June 30, 2007, a hypothetical 1.00% (100 basis-points) increase in interest rates would result in additional expenses of approximately $6,000 for the quarter or an annual increase in expenses of approximately $24,000.

Foreign Currency Fluctuations

Currently we do not have significant transactions transacted in currencies other than the U.S. dollar.

We currently do not engage in hedging. However, we may do so in the future.

ITEM 3.	Controls And Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in timely alerting them to material information required to be included in our Exchange Act filings.

Management’s Report on Internal Control Over Financial Reporting

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting firm in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ending December 31, 2007 and attestation from an independent registered public accounting firm in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ending December 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On June 30, 2004, the law firm of Stursberg & Veith (“S&V”), former counsel to the Company, filed a lawsuit claiming that they were owed $161,179 plus interest, costs, and disbursements. On December 5, 2005, a judgment was rendered by the court to make payment of $204,834, including interest. In order to settle this matter without further expense or delay, on April 25, 2007, the Company and S&V entered into a settlement agreement pursuant to which the Company agreed to pay S&V the sum of $100,000 on or before April 30, 2007. Upon payment, under the terms of the agreement, each party released the other from any liabilities or claims.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

In connection with the merger of Renewal Fuels Acquisitions, Inc., (a wholly-owned subsidiary of the Company), with and into Renewal Fuels, Inc. the former shareholders of Renewal Fuels, Inc. were issued an aggregate of 343,610 shares of Series A Convertible Preferred Stock of the Company on April 20, 2007. The shares of Series A Convertible Preferred Stock were immediately convertible at the option of the holders into an aggregate of 268,588 shares of the Company’s common stock; however, after obtaining shareholder approval, the Series A Convertible Preferred Stock became convertible into an aggregate of 22,907,323 shares of the Company’s common stock.

On April 12, 2007, shareholders representing 51.66% of the Company’s outstanding common stock approved the full conversion of the Series A Convertible Preferred Stock, and on June 21, 2007 all of the holders of the Series A Convertible Preferred Stock converted their shares of preferred stock and were issued 22,907,323 shares of the Company’s common stock.

On April 12, 2007, shareholders representing 51.66% of the Company’s outstanding common stock also approved the merger of the Company with and into Tech Laboratories, Inc., a newly formed Delaware corporation, to result in a change of the Company’s domicile from New Jersey to Delaware, and on July 9, 2007 the Company entered into an Agreement and Plan of Merger and merged with and into Tech Laboratories, Inc., a Delaware corporation.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Amendment to Certificate of Incorporation of Tech Laboratories, Inc. (1)

3.2	Amended and Restated By-laws of Tech Laboratories, Inc. (1)

10.1	Agreement and Plan of Merger, dated April 20, 2007, among Tech Laboratories, Inc., Renewal Fuels Acquisitions, Inc. and Renewal Fuels, Inc. (1)

10.2	Asset Purchase Agreement, dated March 30, 2007, among Crivello Group, LLC, Renewal Fuels, Inc. and Biodiesel Solutions, Inc. (1)

10.3	Securities Purchase Agreement, dated April 20, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (1)

10.4	$1,000,000 principal amount Secured Convertible Debenture, dated April 20, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (1)

10.5	Warrant to purchase 18,000,000 shares of Common Stock of Tech Laboratories, Inc. dated April 20, 2007 (1)

10.6	Registration Rights Agreement, dated April 20, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (1)

10.7	Pledge and Escrow Agreement, dated April 20, 2007, by and between Tech Laboratories, Inc., David Gonzalez and Cornell Capital Partners L.P. (1)

10.8	Restated Security Agreement, dated April 20, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (1)

10.9	Services Agreement between Renewal Fuels, Inc. and Biodiesel Solutions, Inc., dated as of March 30, 2007 (1)

10.10	Settlement Agreement between Tech Laboratories, Inc. and Stursburg & Veith, dated as of April 25, 2007 (1)

10.11	Amendment No. 1 to Secured Convertible Debenture No. TCHL-1-1, dated May 31, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (2)

10.12	Amended and Restated $1,000,000 principal amount Secured Convertible Debenture, dated May 31, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (2)

10.13	Amendment No. 1 to Secured Convertible Debenture No. TCHL-1-2, dated May 31, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (2)

10.14	$400,000 principal amount Secured Convertible Debenture, dated May 31, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (2)

10.15
$300,000 principal amount Secured Convertible Debenture, dated December 27, 2005, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 10, 2006).

10.16	Amendment No. 1 to Secured Convertible Debenture No. MEP-2, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.17
Amended and Restated $537,220 principal amount Secured Convertible Debenture, dated December 27, 2005, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 10, 2006).

10.18	Amendment No. 1 to Secured Convertible Debenture No. MEP-3, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.19	Agreement and Plan of Merger, dated July 2, 2007, among Tech Laboratories, Inc., BSI Acquisitions, Inc. and Biodiesel Solutions, Inc. (3)

10.20	Securities Purchase Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.21	$2,000,000 principal amount Secured Convertible Debenture, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.22	Warrant to purchase 33,750,000 shares of Common Stock of Tech Laboratories, Inc. dated July 2, 2007 (3)

10.23	Amendment No. 1 to Registration Rights Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.24	Security Agreement, dated July 2, 2007, by and between Biodeisel Solutions, Inc., Renewal Fuels, Inc. and Cornell Capital Partners L.P. (3)

31.1	Certification of the CEO, CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO, CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Form 8-K filed on April 26, 2007

(2)  Incorporated by reference to Form 8-K filed on June 8, 2007

(3)  Incorporated by reference to Form 8-K filed on July 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH LABORATORIES, INC.

Dated: August 16, 2007	By:	/s/ John King
John King,
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)