Form 10QSB
period 2007-09-30
Renewal Fuels, Inc.
filed 2007-11-16
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
 Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,832,455 shares of common stock, $0.001 par value per share, as of November 16, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RENEWAL FUELS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

ITEM 1. FINANCIAL STATEMENTS

RENEWAL FUELS, INC.

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$540,056
Inventories	47,282
Prepaid expenses and other current assets	83,016
Total current assets	670,354

Property and equipment - net	240,986
Deferred finance fees, net of accumulated amortization of $447,325	1,679,695
Intangibles, net of accumulated amortization of $52,807	350,193
Tradename	118,000
Goodwill	323,684

Total assets	$3,382,912

(-continued)

RENEWAL FUELS, INC. CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (Unaudited) (-continued)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:
Accounts payable	$280,571
Other payables	88,931
Convertible debt, in default	1,099,626

Total current liabilities	1,469,128

Convertible debt	1,348,487
Convertible preferred stock of subsidiary (preference in liquidation - $1,000,000)	800,000

Total liabilities	3,617,615

Commitments and contingencies

Stockholders’ equity:
Capital stock:
Preferred stock - par value of $.001; 20,000,000 shares authorized;
no shares issued and outstanding	-
Common stock - par value of $.001; 3,000,000,000 shares authorized;
27,488,705 shares issued and outstanding	27,488
Common stock - 1,343,750 shares to be issued	215,000
Additional paid-in capital	10,053,600
Accumulated deficit	(10,530,791)
Total stockholders’ equity	(234,703)

Total liabilities and stockholders’ equity	$3,382,912

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Business		Predecessor Business
	Three Months Ended September 30, 2007	March 9, 2007 (Date of Inception) to September 30, 2007	Three Months Ended March 31, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Sales	$148,800	$392,887	$104,360	$571,386	$1,638,813

Cost of sales	109,048	251,390	76,802	350,804	1,034,220

Gross profit	39,752	141,497	27,558	220,582	604,593

Operating expenses:
Employee compensation and benefits	243,101	277,373	52,320	65,405	197,103
Stock-based transaction expense	-	5,131,231	-	-	-
Occupancy and equipment	71,045	79,302	18,666	24,705	98,481
Advertising	96,187	140,170	8,474	37,452	55,542
Research and development	3,140,000	3,140,000	-	-	-
Professional fees	80,150	429,891	8,474	6,588	18,617
Other general and administrative	217,665	315,209	19,085	34,918	119,299
Amortization of intangible assets	52,807	52,807	-	-	-
Total operating expenses	3,900,955	9,565,983	107,019	169,068	489,042

Operating income (loss)	(3,861,203)	(9,424,486)	(79,461)	51,514	115,551

Interest income	68	823	-	-	-
Interest expense	(221,050)	(636,477)	-	-	-
Deferred financing fees	(266,076)	(447,325)	-	-	-
Other expense	(23,326)	(23,326)	-	-	-

Net income (loss)	$(4,371,587)	$(10,530,791)	$(79,461)	$51,514	$115,551

Net income (loss) per share:
Basic	$(0.17)	$(0.43)	$(0.01)	$0.01	$0.02
Diluted	$(0.17)	$(0.43)	$(0.01)	$0.01	$0.02
Weighted average shares outstanding:
Basic	26,228,929	24,795,793	7,000,000	7,000,000	7,000,000
Diluted	26,228,929	24,795,793	7,000,000	7,000,000	7,000,000

See accomSee accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances, March 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock sold on March 9, 2007 to founders for cash	-	-	-	-	-	57,279	-	57,279

Stock-based transaction expense related to common stock sold to founders	-	-	-	-	-	5,131,231	-	5,131,231

Common stock issued in exchange for net liabilities in a recapitalization on April 20, 2007	-	-	673,356	673	-	(673)	-	-

Preferred stock issued in reverse merger on April 20, 2007	343,610	343	-	-	-	(343)	-	-

Common stock warrants issued on April 20, 2007 in connection with issuance of convertible debentures	-	-	-	-	-	238,932	-	238,932

Beneficial conversion feature of convertible debt instruments issued or assumed	-	-	-	-	-	923,841	-	923,841

Conversion of preferred stock to common stock on June 21, 2007	(343,610)	(343)	22,907,323	22,907	-	(22,564)	-	-

Common stock issued on conversion of convertible debentures	-	-	224,447	225	-	82,675	-	82,900

Common stock issued for purchase of BSI on July 2, 2007	-	-	3,333,333	3,333	-	1,996,667	-	2,000,000

Fair value of options granted in conjunction with the purchase of BSI on July 2, 2007	-	-	-	-	-	48,181	-	48,181

Common stock warrants issued on July 2, 2007 in connection with issuance of convertible debentures	-	-	-	-	-	1,104,405	-	1,104,405

Beneficial conversion feature of convertible debentures issued on July 2, 2007	-	-	-	-	-	348,287	-	348,287
(continued -)

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF SEPTEMBER 30, 2007
(Unaudited)
(-continued)

Shares issued on conversion of convertible debentures on July 12 and July 13, 2007	-	-	350,360	350	-	145,750	-	146,100

Cash paid in lieu of fractional shares from the 1-for-15 reverse stock split on July 31, 2007	-	-	(114)	-	-	(68)	-	(68)

Common stock issued on October 5, 2007 for conversion of convertible debentures on September 21, 2007 - 1,343,750 shares	-	-	-	-	215,000	-	-	215,000

Net loss for the period	-	-	-	-	-	-	(10,530,791)	(10,530,791)

Balances, September 30, 2007	-	$-	27,488,705	$27,488	$215,000	$10,053,600	$(10,530,791)	$(234,703)

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Business	Predecessor Business
	March 9, 2007 (Date of Inception) to September 30, 2007	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(10,530,791)	$(79,461)	$115,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,699	471	16,344
Amortization of deferred financing fees	447,325	-	-
Accrued interest and amortization of debt discounts	634,550	-	-
Stock-based transaction expense	5,131,231	-	-
Research and development expense	3,140,000	-	-
Write off of acquired fixed assets	22,931	-	-
Changes in operating assets and liabilities, net:
Accounts receivable	-	-	11,198
Inventories	(12,856)	26,151	26,320
Other current assets	(83,016)	11,915	(1,252)
Accounts payable and accrued expenses	(316,707)	(5,857)	154,124
Customer deposits	-	(12,224)	(31,488)
Net Cash Provided By (Used In) Operating Activities	(1,504,634)	(59,005)	290,797

Cash Flows From Investing Activities:
Acquisition of FuelMeister assets	(494,426)	-	-
Acquisition of Biodiesel Solutions	(422,014)	-	-
Purchases of property and equipment	(46,081)	-	(28,623)
Net Cash Provided By (Used In) Investing Activities	(962,521)	-	(28,623)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	57,279	-	-
Proceeds from issuance of warrants	1,343,337	-	-
Proceeds from issuance of beneficial conversion feature	938,554
Proceeds from issuance of long-term debt	1,118,109	-	-
Payment of debt issuance costs	(450,000)	-	-
Payment for fractional shares	(68)	-	-
Net contributions (distributions) from (to) owner	-	31,953	(348,584)
Net Cash Provided By (Used In) Financing Activities	3,007,211	31,953	(348,584)

RENEWAL FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(-continued)

	Successor Business	Predecessor Business
Net Increase (Decrease) In Cash	540,056	(27,052)	(86,410)
Cash - Beginning of period	-	52,626	276,850
Cash - End of period	$540,056	$25,574	$190,440

Supplemental Disclosure Of Cash Flow Information -
Interest paid	$1,927	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Disclosures Of Non-Cash Investing And Financing Activities:
Net liabilities assumed in a recapitalization	$1,677,020	$-	$-

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1  NATURE OF BUSINESS AND GOING CONCERN

Reorganization of Tech Laboratories, Inc. and Reverse Merger with Renewal Biodiesel, Inc.

On April 20, 2007, Renewal Fuels, Inc., formerly Tech Laboratories, Inc. (the “Company” or “we”, “us”, “our”), and its wholly-owned subsidiary, Renewal Fuels Acquisitions, Inc. (“Renewal Acquisitions”), entered into a merger agreement (the “Renewal Merger Agreement”) with Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.) (“Renewal Biodiesel”). Renewal Biodiesel was incorporated in the state of Delaware on March 9, 2007 for the purpose of the acquisition of the FuelMeister Business described below. Pursuant to the Renewal Merger Agreement, Renewal Acquisitions was merged with and into Renewal Biodiesel. The former shareholders of Renewal Biodiesel were issued an aggregate of 343,610 shares of the Company’s series A convertible preferred stock (the “Preferred Stock”), which were immediately convertible at the option of the holders into an aggregate of 268,588 shares of our common stock. Following approval of the Renewal Merger Agreement by our shareholders, the Preferred Stock became convertible at the option of the holders into an aggregate of 22,907,323 shares of our common stock. On June 21, 2007, all of the holders converted their shares of Preferred Stock into 22,907,323 shares of the Company’s common stock.

Tech Laboratories had no active business operations immediately prior to the merger. Mr. John King, Chief Executive Officer and Mr. David Marks, Chairman were officers and directors and were minority shareholders of Renewal Biodiesel, Inc.

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

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split pursuant to which, on August 1, 2007, the shares of common stock of the Company that were outstanding at July 31, 2007 (the “Old Shares”) automatically converted into new shares of common stock (the "New Shares"). All common share and per share amounts in these financial statements have been retroactively restated to reflect this reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as the Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Acquisition of FuelMeister Business

Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.)(“Renewal Biodiesel”) acquired all tangible and intangible assets of the FuelMeister Business of Biodiesel Solutions, Inc. (“BSI”), a Nevada corporation, effective March 30, 2007. As a result, Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, for a current cost of approximately 70 cents per gallon. Renewal Biodiesel has a network of dealers in the United States for sale and distribution of its products. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

Acquisition of BSI

On July 2, 2007, the Company and its wholly-owned subsidiary BSI Acquisitions, Inc. (“BSI Acquisitions”) entered into a merger agreement (the “BSI Merger Agreement”) with BSI (from whom Renewal Biodiesel had acquired the FuelMeister Business). Pursuant to the BSI Merger Agreement, BSI Acquisitions was merged with and into BSI and the Company thus acquired all of the remaining business of BSI, other than the FuelMeister Business which was previously acquired as a result of the reverse merger with Renewal Biodiesel. The former shareholders of BSI were issued an aggregate of 3,333,333 shares of common stock of the Company, 1,333,333 shares of a new BSI convertible preferred stock (the “BSI Preferred Stock”), options to purchase 94,600 shares of the Company’s common stock and $500,000 in cash. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price equal to the greater of (i) $0.75 or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company had loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as a capital contribution to BSI.

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

Predecessor Business

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying unaudited consolidated financial statements represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Biodiesel) from the date of its inception on March 9, 2007 through September 30, 2007. The FuelMeister Business acquired by Renewal Biodiesel constitutes our Predecessor business. The accompanying unaudited consolidated financial statements, as of September 30, 2007 and for the period March 9, 2007 (date of inception) through September 30, 2007, are those of the Successor. The statements of operations for the three months ended March 31, 2007 and for the three and nine months ended September 30, 2006, and the statements of cash flows for the three months ended March 31, 2007 and for the nine months ended September 30, 2006 are those of our Predecessor, the FuelMeister Business.

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

NOTE 2 ACQUISITIONS

Reverse Merger and Recapitalization

On April 20, 2007, we entered into a Merger Agreement with Renewal Biodiesel, a Delaware corporation formed in 2007 for the purposes of the asset acquisition of the FuelMeister Business described below. Under the terms of the agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 343,610 shares of our series A convertible preferred stock, which was subsequently converted into 22,907,323 common shares. The officers and directors of Renewal Biodiesel assumed similar positions with us. Although we were the legal acquirer, Renewal Biodiesel was considered the accounting acquirer and as such the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (Renewal Biodiesel) from the date of its inception on March 9, 2007. Immediately prior to the reorganization, we had 673,356 shares of common stock outstanding and net liabilities of $1,677,020, consisting of the following, at fair value:

Net liabilities assumed:
Accounts payable	$203,992
Long term debt, including accrued interest	1,473,028
Net liabilities assumed	$1,677,020

The net liabilities assumed primarily represent debt obligations to YA Global Investments, L.P. (f/k/a Cornell Capital Partners L.P) (herein “YA Global”) and were assumed in connection with the provision of additional long-term debt financing provided by YA Global (see Note 7), which additional funding was provided simultaneously with the reverse merger and recapitalization. Accordingly, the net liabilities assumed have been recorded as deferred financing costs incurred in connection with the additional debt funding provided by YA Global and will be amortized by periodic charges to income on a straight-line basis over the life of that debt funding. In addition, the Company paid $180,000 in fees in connection with the additional debt funding provided by YA Global.

Acquisition of Assets of FuelMeister Business

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which was effective March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business”, the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $250,000 cash portion of the $494,426 purchase price of the assets was funded by loans received from Crivello of $200,000 and cash of $57,279 received by Renewal Biodiesel from our founders for common stock. The loans from Crivello, together with the promissory note for $244,426, were repaid from the proceeds of loans from YA Global (see Note 7). The difference of $5,131,231 between the fair value of the 22,907,323 common shares issued to our founders as a result of the reverse merger described above, determined based on the trading price of $0.2265 per share immediately prior to the reorganization and reverse merger, and the amount they paid for their shares of Renewal Biodiesel of $57,279 has been recorded as stock-based transaction expense.

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

Acquisition of BSI

On July 2, 2007, we entered into a merger agreement with BSI, as a result of which we acquired the remainder of BSI's business (i.e., other than the FuelMeister Business acquired previously). BSI is engaged in the business of designing, manufacturing and marketing processing equipment and accessories, including personal biodiesel processors and “community scale” biodiesel processor systems, which convert fresh and used vegetable oils into clean burning biodiesel fuel. It complements and optimizes Renewal’s ability to design, develop, manufacture and market both personal and community scale biodiesel processing equipment and accessories.

As consideration for the acquisition of BSI, we issued an aggregate of 3,333,333 shares of common stock, 1,000,000 new preferred shares of BSI convertible into 1,333,333 shares of our common stock, options to purchase 94,600 shares of our common stock and $500,000 in cash. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as a capital contribution to BSI.

Also on July 2, 2007, we entered into a Securities Purchase Agreement with YA Global providing for the sale to YA Global of secured convertible debentures in the aggregate principal amount of $2,700,000, of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit. We also issued to YA Global five-year warrants to purchase 2,250,000 shares of our common stock at $0.90 per share. The Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature two years from the date of issuance (the "Maturity Date"). The Company is not required to make any payments until the Maturity Date. The holder of the Debentures may convert at any time amounts outstanding into shares of Common Stock at a conversion price per share equal to the lesser of (i) $0.05, or (ii) 80% of the lowest closing bid price of the Common Stock during the ten trading days immediately preceding the conversion date.

The aggregate purchase price for the BSI Acquisition was determined based on the fair value of the consideration issued, which consisted of common stock, preferred shares of BSI convertible into our common stock, options to purchase our common stock and cash, as follows:

3,333,333 shares of common stock	$2,000,000
1,000,000 shares of preferred stock of BSI	800,000
96,400 common stock options	48,181
Note receivable from BSI reclassified to contributed capital	200,000
Cash paid, net of $77,986 cash acquired	422,014
Total purchase price	$3,470,195

The purchase price was allocated to BSI’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition and based on a report by an independent, reputable appraiser in accordance with the professional standards of the American Society of Appraisers and the Institute of Business Appraisers. The amount allocated to purchased “in process research and development costs” was valued at fair value using a debt free cash flow method. As required by current accounting literature, these costs are immediately expensed in the current period’s income statement. The allocation of the total purchase price is summarized below:

	Purchase Price	Asset Life
	Allocation	In Years
Working capital, net and excluding cash acquired	$(204,231)	-
Fixed assets	90,477	3 - 10
In process research and development	3,140,000	-
Employee contracts	114,000	2
Non-compete agreements	100,000	1.5
Goodwill	229,979	Indefinite
Net Assets Acquired	$3,470,195

 Purchase Accounting For Acquisitions

The results of operations of the 2007 Acquisitions are included in the Company's results of operations beginning from their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2006:

	Three Months Ended September, 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$148,800	$459,539	$500,292	$1,378,617
Loss from Operations	$(615,896)	$(178,488)	$(1,452,114)	$(8,794,637)
Net Loss	$(1,216,899)	$(743,966)	$(3,389,752)	$(10,491,193)
Per Share - basic and fully diluted	$(0.04)	$(0.12)	$(0.07)	$(0.38)
Weighted average shares outstanding	27,488,705	27,488,705	27,488,705	27,488,705

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation SB of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying unaudited consolidated financial statements, as of September 30, 2007 and for the period March 9, 2007 (date of inception) through September 30, 2007, are those of Renewal Fuels, Inc., the Successor. The statements of operations and of cash flows for the three months ended March 31, 2007 and for the three and nine months ended September 30, 2006 are those of the FuelMeister Business, our Predecessor.

Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of both the Successor and the Predecessor, which do not differ during all periods presented.

Principles of Consolidation

Successor

The consolidated financial statements include the accounts of Renewal Fuels, Inc. (“Renewal”) from April 20, 2007, the date of the reverse merger between Renewal and its wholly owned subsidiary Renewal Biodiesel, Inc. (“Renewal Biodiesel”), the accounts of Renewal Biodiesel from March 9, 2007, the date that Renewal Biodiesel was incorporated and the accounts of Biodiesel Solutions, Inc. (“BSI”) from July 2, 2007, the date of its acquisition. All inter-company accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined using a first-in, first-out basis. At September 30, 2007, inventories consisted of inventory and displays amounting to $45,749 and $1,533, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 10 years.

We evaluate the carrying value of property and equipment when events and circumstances warrant such a review. If the carrying values of the assets are considered to be impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. We have not experienced any impairment of our property and equipment.

Intangible Assets

Intangible assets, consisting primarily of customer lists, engineering drawings and other intangibles acquired as part of the acquisition of the FuelMeister Business and of BSI, are amortized over their estimated useful lives, which range from 1 to 15 years.

Stock-Based Compensation

In accordance with Financial Accounting Standards Board Statement No. 123 (“FAS 123 (Revised)”), Share-Based Payments, we account for equity instruments issued to employees for services based on the fair value of the equity instruments issued, and account for equity instruments issued to those other than employees based on the fair value of the consideration received, or the fair value of the equity instruments, whichever is more readily measurable. We anticipate that the shares issued upon exercise of any stock option would be obtained from our authorized and unissued shares.

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

When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Research and Development Costs

Research and development costs related to product development are expensed as incurred. The only such costs incurred during the periods covered by these financial statements were the purchased “in process research & development costs” incurred in the acquisition of BSI in the amount of $3,140,000 as discussed in Note 2.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended September 30, 2007 and the period from March 9, 2007 (date of inception) to September 30, 2007, advertising costs were $96,188 and $140,171, respectively.

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

Effective January 1, 2007, and in connection with the amendment and restatement of the Predecessor’s articles of incorporation, the Predecessor became a C corporation and therefore became subject to income taxes. From January 1, 2007, the Predecessor accounted for income taxes under the liability method. The Predecessor’s financial statements do not include a pro forma provision for income taxes (as if it were a C corporation for the periods presented) in accordance with FAS 109, because the overall provision (benefit) for all periods presented would have been zero as (1) any current income taxes due would have been reduced to zero through a deferred income tax benefit (as a result of a carry forward of prior year net operating losses) and because (2) the net deferred income tax assets arising from the remaining net operating loss carryforwards and other temporary differences existing at March 31, 2007 would have been fully reserved by a valuation allowance.

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

We sell products to value added distributors and other customers and generally require payment in advance or at the time of sale. Periodically, we extend credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Our terms for our accounts receivable are generally net 30 days. As such, exposure to losses on receivables is principally dependent on each customer's financial condition.  We monitor our exposure to credit losses and maintain allowances for any anticipated losses.  At September 30, 2007, we did not have any accounts receivable. Our ability to collect receivables arising in the future may be affected by economic fluctuations.

We maintain all of our cash in deposit accounts with one financial institution, which deposit accounts at times may exceed federally insured limits.  We have not experienced any losses in such accounts.

NOTE 5 PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consists of the following:

Computer equipment and software	$39,929
Production and shop equipment	64,061
Vehicles	3,303
Tenant Improvements	12,810
Greenhouses and improvements	64,247
Office furniture and equipment	15,878
Website domain	50,150
250,378
Less accumulated depreciation and amortization	9,392
Property and equipment - net	$240,986

Depreciation expense of $8,163 and $9,392, respectively, for the three month period ended September 30, 2007 and for the period from March 9, 2007 (Inception) to September 30 2007, respectively, is included in other operating expenses in the accompanying consolidated statements of operations.

NOTE 6  INTANGIBLE ASSETS

The following table summarizes amortized and unamortized intangible assets:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Customer lists	$70,000	$2,333	$67,667
Engineering drawings	70,000	7,000	63,000
Non-compete agreement	146,000	27,938	118,062
Patent application	3,000	1,500	1,500
Employment agreements	114,000	14,036	99,964
	$403,000	$52,807	$350,193
Unamortized Intangible Assets:
Tradename	$118,000
Goodwill	323,684
	$441,684
Aggregate Amortization Expense:
Quarter ended September 30, 2007	$52,807

Estimated Amortization Expense:
Quarter ending December 31, 2007			$42,318
Year ending December 31, 2008			166,175
Year ending December 31, 2009			53,034
Year ending December 31, 2010			18,667
Year ending December 31, 2011			18,667
Year ending December 31, 2012			8,167
Thereafter			43,165
			$350,193

Amortized intangible assets acquired during the period ended September 30, 2007 have a weighted-average amortization period of 4.65 years.

NOTE 7  LONG-TERM DEBT

At September 30, 2007, long-term debt consists of the following:

New Obligations:
YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009, including interest at prime + 2.75% (11% at September 30, 2007)	$1,048,945
Less unamortized discount from warrants and beneficial conversion feature	(372,825)
676,120

YA Global Investments, L.P.,, $400,000 convertible debenture, due May 31, 2009, including interest at prime + 2.75% (11% at September 30, 2007)	414,515
Less unamortized discount from beneficial conversion feature	(400,000)
14,515
YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009, including interest at prime + 2.75% (11% at September 30, 2007)	2,053,890
Less unamortized discount from warrants and beneficial conversion feature	(1,396,038)
657,852
Prior Obligations:
Montgomery Equity Partners, Ltd., $322,220 15% convertible debenture, due on demand, including accrued interest of $140,722	462,942

Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $79,027	379,027
LH Financial, $156,080 18% convertible promissory note, due on demand, including accrued interest of $101,577	257,657

2,448,113

Less: prior obligations in default classified as current	1,099,626

$1,348,487

New Obligations

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which $1,000,000 was advanced immediately. The second instalment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel.

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

The obligations to YA Global, together with prior obligations to YA Global described below, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal Biodiesel to YA Global as additional security for the obligations to YA Global.

Under the Purchase Agreement, the Company also issued to YA Global five-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.15 per share. The warrants were valued at $238,932 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.2265, estimated volatility of 123%, a risk free rate of 4.75% and the five year life of the warrants.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of November 14, 2007, no demand for registration has been received by the Company.

On July 2, 2007, the Company entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.75, not $0.60.

The obligations to YA Global, together with prior obligations to YA Global, are secured by a security interest in the Company’s assets and the assets of its subsidiaries, including their intellectual property. In addition, the Company pledged the shares of BSI to YA Global as additional security for the obligations to YA Global.

Under the Additional Purchase Agreement, the Company also issued to YA Global five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $1,104,405 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.60, estimated volatility of 123%, a risk free rate of 4.90% and the five year life of the warrants.

Prior Obligations

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,666 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date.

In connection with these Old Debentures, the Company is obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company has not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. The Company has received a letter from YA Global waiving all rights to collect any and all liquidated damages, whether in shares of stock or cash, arising from any default under any of the convertible debenture agreements.

The Company also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by YA Global and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. During the period April 21, 2007 to September 30, 2007, YA Global converted their entire principal amount of $168,000 plus all accrued interest thereon of $61,000 into 574,807 common shares.

On September 21, 2007, YA Global converted $215,000 of the $537,220 principal amount of the Old Debentures held by it into 1,343,750 shares of common stock at $0.16 per share (the lesser of $0.60 or 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date, which was $0.20). These shares were issued by the transfer agent on October 5, 2007. As of November 14, 2007, there have been no conversions of convertible debentures subsequent to September 30, 2007.

Derivative Instrument Liabilities and Beneficial Conversion Feature

In accounting for the Convertible Debentures and the associated Warrants, the Company has considered the requirements of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock". Because the number of shares that may be required to be issued on conversion of the Convertible Debentures is dependent on the price of the Company’s common stock, the number of shares ultimately required is indeterminate. However, full conversion of the outstanding Convertible Debentures and exercise of outstanding Warrants, together with currently outstanding common stock and all other currently existing requirements to issue common stock, require the Company to have approximately 52 million common shares authorized. The Company is authorized to issue 3 billion common shares. As a result, management of the Company believes it will have sufficient authorized shares available to physically settle all contracts that currently require delivery of common shares. Furthermore, management of the Company, together with investors associated with management, control a majority of the outstanding common shares of the Company. Accordingly, management of the Company believes it is in a position to secure shareholder approval of an increase in the authorized number of shares, should such an increase be required in the future. As a result of management’s conclusion that it will have sufficient authorized shares available to settle all outstanding contracts requiring delivery of common shares, the conversion option embedded in the Convertible Debentures has not been bifurcated and the Warrants issued in connection with the Convertible Debentures have been accounted for as equity instruments.

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

If the conversion option embedded in the Convertible Debentures has not been bifurcated, then if the effective conversion price for a Convertible Debenture is less than the market value of the underlying shares at the time the debenture is issued (usually as a result of the allocation of part of the proceeds received to common stock warrants or other instruments), the Company recognizes a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. The value of the beneficial conversion feature, which is credited to additional paid-in capital, reduces the initial carrying amount of the debenture. During the period ended June 30, 2007 and the three months ended September 30, 2007, the Company recorded beneficial conversion features aggregating $923,841 and $348,287, respectively.

The discount from the face amount of the Convertible Debentures represented by the value initially assigned to any associated Warrants and to any beneficial conversion feature is amortized over the period to the due date of each Convertible Debenture, using the effective interest method. Included in the beneficial conversion feature of $923,841 recorded during the period ended June 30, 2007 was $333,574 related to debentures assumed by the Company on the reverse merger described in Note 2. Because those debentures are past due, the discount from the face amount of the debentures was immediately expensed and is included in interest expense for the period.

For warrants and option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments (which rates ranged from 4.57% to 4.9%), and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants was estimated at 123%, based on a review of the volatility of entities considered by management as most comparable to our business.

NOTE 8  LEASE COMMITMENTS

Prior to the acquisition of BSI on July 2, 2007, the Company leased operating space and other services from BSI and, subsequent to the acquisition, has continued to operate from the 30,000 square foot facility leased by BSI. The BSI lease is accounted for as an operating lease, expires on October 31, 2008 and requires payments of approximately $11,000 per month, plus a share of operating costs estimated to be $3,000 per month.

NOTE 9  STOCKHOLDERS’ EQUITY

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

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of the Company’s common stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s articles of incorporation. Additionally, holders of the Company’s common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The Company’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

On March 09, 2007, immediately prior to the reorganization, which was accounted for as a reverse merger and recapitalization, Renewal Biodiesel issued shares of its common stock to 23 accredited investors for an aggregate consideration of $57,279. Additionally, the fair value of the common stock issued to the shareholders of Renewal Biodiesel, was estimated to be $0.2265 per share, based on the trading price of our common stock immediately prior to the reorganization and reverse merger. The difference between the fair value of the shares issued and the amount paid by the shareholders of Renewal Biodiesel for their shares resulted in an immediate non-cash expense of $5,131,231.

On April 20, 2007, free standing warrants, with a fair value of $238,932 were issued in conjunction with a convertible debenture as discussed in Note 7. Additionally, the beneficial conversion feature for this convertible debenture in the amount of $238,932 and prior obligations in the amount of $923,841 were recorded.

During May and June, 2006, $82,900 of the Company’s convertible debentures were converted into 224,447 shares at a per share price ranging between $0.192 and $0.501, calculated at the average five lowest bid prices in the twenty two days preceding the notice of conversion.

On June 21, 2007 all of the holders converted 343,610 shares of Series A Convertible Preferred Stock into 22,907,323 shares of the Company’s common stock.

On July 2, 2007, in conjunction with the acquisition of BSI, 3,333,333 shares of the Company’s common stock , with a fair value of $0.60, were issued as discussed in Note 2. Additionally, 96,400 Common Stock options, not part of the Company’s employee stock option plan, were granted to BSI employees in connection with the acquisition. These options were valued at $48,181, using the Cox-Ross-Rubinstein binomial model, based on an expected term of 3 years, an estimated volatility of 123% and a risk-free rate of 4.90%

On July 2, 2007, freestanding warrants, with a fair value of $1,104,405 were issued in conjunction with a convertible debenture as discussed in Note 7. Additionally, the beneficial conversion feature for this convertible debenture in the amount of $348,287 was recorded.

On July 12 and July 13, 2007, $146,100 of the Company’s convertible debentures were converted into 350,360 shares at a per share price of $0.417, calculated at the average five lowest bid prices in the twenty two days preceding the notice of conversion.

On July 31, 2007, in conjunction with the 1-for-15 reverse stock split, $68 was paid out in lieu of 114 fractional shares.

On September 21, 2007, $215,000 of the Company’s convertible debentures were converted into 1,343,750 shares at a per share price of $0.16 (calculated at the lower of $0.60 or 80% of the lowest bid price of the common stock during the ten trading days immediately preceding the conversion date, which was $0.20). The conversion was completed by the transfer agent on October 5, 2007.

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

The Board of Directors previously designated 343,610 shares as Series A Convertible Preferred Stock. These shares were issued in exchange for the acquisition of Renewal Biodiesel, as described in Notes 1 and 2 and were subsequently converted into shares of the Company’s Common Stock on June 21, 2007.

On July 2, 2007, in conjunction with the acquisition of BSI, the former shareholders of BSI were issued an aggregate of 1,000,000 shares of a new BSI Series B convertible preferred stock (the “BSI Preferred Stock”). The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date.

NOTE 10  STOCK OPTION PLANS

On July 10, 2007, the majority stockholders approved the 2007 Stock Incentive Stock Plan (the "2007 Incentive Plan") and authorized 1,000,000 shares of common stock for issuance of stock awards and stock options thereunder. As of November 14, 2007, no stock awards or stock options have been issued under the 2007 Incentive Plan.

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

The following table summarizes information concerning all options and warrants at September 30, 2007:

	Stock Options		Warrants
	Weighted		Weighted
	Average Exercise Price		Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 03/09/2007 (Inception):	-	-	-	-	-	-

Granted	96,400	$0.750	3,456,667	$0.590	3,553,067	1,230,767
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 06/30/2007:	96,400	$0.750	3,456,667	$0.590	3,553,067	1,230,767

The following table summarizes information concerning options and warrants outstanding and excercisable at September 30, 2007:

		Options Outstanding		Options Exercisable
			Weighted		Average
	Weighted	Number	Average	Number	Exercise
	Average	of	Exercise	of	Price Per
Range of Exercise Prices	Remaining Life	Options	Price Per Share	Options	Share
$0.750	4.75	96,400	$0.750	24,100	$0.750

$0.750	4.75	96,400	$0.750	24,100	$0.750

		Warrants Outstanding		Warrants Exercisable
			Weighted		Weighted
	Weighted		Average		Average
	Average Remaining	Number of	Exercise Price Per	Number of	Exercise Price Per
Range of Exercise Prices	Life	Warrants	Share	Warrants	Share
$.015	4.75	6,667	$0.015	6,667	$0.015
$0.150	4.75	1,200,000	$0.150	1,200,000	$0.150
$0.900	4.75	2,250,000	$0.900	2,250,000	$0.900
$0.015 - 0.900	4.75	3,456,667	$0.586	1,206,667	$0.149

NOTE 11 OTHER COMMITMENTS AND CONTINGENCIES

As described in Note 7, the Company entered into a Registration Rights Agreement with YA Global providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to YA Global. Upon written demand from YA Global, the Company is obligated to file a Registration Statement within 45 days and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of its obligations under the Registration Rights Agreement, the Company is required to pay to YA Global, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of November 14, 2007, no demand for registration has been received by the Company.

On July 10, 2007 the Company executed a letter of intent to acquire North Shore Energy Technologies ("North Shore"), a sustainable energy company planning to build a bio-refinery capable of economically converting wood waste into highly-versatile methanol. However, the signed letter of intent expired and the company has no plans to pursue this acquisition

NOTE 12 SUBSEQUENT EVENTS

As described in Note 7, on October 5, 2007, 1,343,750 of the Company’s common shares were issued by the transfer agent upon completion of a request received on September 21, 2007 to convert $215,000 of the Company’s convertible debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	History

•	Business Strategy, Core Philosophies, and Current Operations

•	Results of Operations

•	Going Concern Statement

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements

•	Qualitative and Quantitative Disclosures About Market Risk

•	Outlook

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

OVERVIEW

As of the end of the quarter, September 30, 2007, Renewal Fuels, Inc. (“Renewal”) had two wholly-owned subsidiaries - Renewal Biodiesel, Inc. (“Renewal Biodiesel”) and Biodiesel Solutions, Inc. (“BSI”).

Renewal Biodiesel was incorporated in the state of Delaware on March 9, 2007 and acquired the business, fixed assets and inventory of the FuelMeister business of BSI, effective March 30, 2007. Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, for a current cost of approximately 70 cents per gallon. Renewal Biodiesel has developed a network of dealers in the United States for sale and distribution of its products. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

BSI is developing and will manufacture a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year, appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design will provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitates remote diagnostics. BSI’s manufacturing facilities are currently located in Sparks, Nevada, adjacent to the manufacturing facilities for Renewal Biodiesel.

HISTORY

Reorganization of Tech Laboratories, Inc. and Reverse Merger with Renewal Biodiesel, Inc.

On April 20, 2007, Tech Laboratories, Inc. entered into a Merger Agreement with Renewal Biodiesel, a Delaware corporation formed in 2007 for the purposes of the asset acquisition of the FuelMeister Business described below. Under the terms of the agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 343,610 shares of our series A convertible preferred stock, which was subsequently converted into 22,907,323 common shares. The officers and directors of Renewal Biodiesel assumed similar positions with us. Although we were the legal acquirer, Renewal Biodiesel was considered the accounting acquirer and as such the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying consolidated financial statements represent the results of operations and cash flows of the accounting acquirer (Renewal Biodiesel) from the date of its inception on March 9, 2007. Immediately prior to the reorganization, we had 673,356 shares of common stock outstanding and net liabilities of $1,677,020, consisting of the following, at fair value:

Net liabilities assumed:
Accounts payable	$203,992
Long term debt, including accrued interest	1,473,028
Net liabilities assumed	$1,677,020

The net liabilities assumed primarily represent debt obligations to YA Global Investments, L.P. (“YA Global”) and were assumed in connection with the provision of additional long-term debt financing provided by YA Global (see Note 7 in our accompanying consolidated financial statements included in this Report), which additional funding was provided simultaneously with the reverse merger and recapitalization. Accordingly, the net liabilities assumed were recorded as deferred financing costs incurred in connection with the additional debt funding provided by YA Global and are being amortized by periodic charges to income on a straight-line basis over the life of that debt funding. In addition, the Company paid $180,000 in fees in connection with the additional debt funding provided by YA Global.

Tech Laboratories had no active business operations immediately prior to the merger. Mr. John King, Chief Executive Officer and Mr. David Marks, Chairman were officers and directors and were minority shareholders of Renewal Biodiesel.

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

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split which was effective on August 1, 2007. As a result, the shares of common stock of the Company (the "Old Shares") that were outstanding at July 31, 2007 automatically converted into 23,805,126 shares of common stock (the "New Shares"). All common share and per share amounts in our financial statements have been retroactively restated to reflect this reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as the Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Acquisition of Assets of FuelMeister Business

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which was effective March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business” , the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $250,000 cash portion of the $494,426 purchase price of the assets was funded by loans received from Crivello of $200,000 and cash of $57,279 received by Renewal Biodiesel from our founders for common stock. The loans from Crivello, together with the promissory note for $244,426, were repaid from the proceeds of loans from YA Global (see Note 7 in the accompanying consolidated financial statements). The difference of $5,131,231 between the fair value of the 22,907,323 common shares issued to our founders as a result of the reverse merger described above, determined based on the trading price of $0.2265 per share immediately prior to the reorganization and reverse merger, and the amount they paid for their shares of Renewal Biodiesel of $57,279 has been recorded as stock-based transaction expense.

Renewal Biodiesel also entered into a management services agreement with BSI, pursuant to which BSI agreed to provide general management and administrative services to Renewal Biodiesel, as well as the use of its facilities. Renewal Biodiesel reimbursed BSI for the direct cost of services and facilities, as provided. The agreement terminated 90 days after the FuelMeister acquisition or upon ten days notice by Renewal Biodiesel. As discussed in Note 1 to the financial statements, we acquired BSI on July 2, 2007, which effectively resulted in termination of the agreement.

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

Acquisition of BSI

On July 2, 2007, we entered into a merger agreement with BSI, as a result of which we acquired the remainder of BSI's business (i.e., other than the FuelMeister Business acquired previously). BSI is engaged in the business of designing, manufacturing and marketing processing equipment and accessories, including personal biodiesel processors and “community scale” biodiesel processor systems, which convert fresh and used vegetable oils into clean burning biodiesel fuel. It complements and optimizes Renewal’s ability to design, develop, manufacture and market both personal and community scale biodiesel processing equipment and accessories.

As consideration for the acquisition of BSI, we issued an aggregate of 3,333,333 shares of common stock, 1,000,000 new Series B preferred shares of BSI, initially convertible into 1,333,333 shares of our common stock, options to purchase 94,600 shares of our common stock and $500,000 in cash. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as a capital contribution to BSI.

Also on July 2, 2007, we entered into a Securities Purchase Agreement with YA Global providing for the sale to YA Global of secured convertible debentures in the aggregate principal amount of $2,700,000, of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit. We also issued to YA Global five-year warrants to purchase 2,250,000 shares of our common stock at $0.90 per share. The Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature two years from the date of issuance (the "Maturity Date"). The Company is not required to make any payments until the Maturity Date. The holder of the Debentures may convert at any time amounts outstanding into shares of Common Stock at a conversion price per share equal to the lesser of (i) $0.05, or (ii) 80% of the lowest closing bid price of the Common Stock during the ten trading days immediately preceding the conversion date.

The aggregate purchase price for the BSI acquisition was determined based on the fair value of the consideration issued, which consisted of common stock, preferred shares of BSI convertible into our common stock, options to purchase our common stock and cash, as follows:

3,333,333 shares of common stock	$2,000,000
1,000,000 shares of preferred stock of BSI	800,000
96,400 common stock options	48,181
Note receivable from BSI reclassified to contributed capital	200,000
Cash paid, net of $77,986 cash acquired	422,014
Total purchase price	$3,470,195

The purchase price was allocated to BSI’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition and based on a report by an independent, reputable appraiser in accordance with the professional standards of the American Society of Appraisers and the Institute of Business Appraisers. The amount allocated to purchased “in process research and development costs” was valued at fair value using a debt free cash flow method. As required by current accounting literature, these costs are immediately expensed in the current period’s income statement. The allocation of the total purchase price is summarized below:

	Purchase Price	Asset Life
	Allocation	In Years
Working capital, net and excluding cash acquired	$(204,231)	-
Fixed assets	90,477	3 - 10
In process research and development	3,140,000	-
Employee contracts	114,000	2
Non-compete agreements	100,000	1.5
Goodwill	229,979	Indefinite
Net Assets Acquired	$3,470,195

 Purchase Accounting For Acquisitions

The results of operations of the 2007 Acquisitions are included in the Company's results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2006:

	Three Months Ended September, 30,			For The Nine Months Ended September 30,
	2007	2006		2007		2006
Revenues	$148,800	$$	459,539	$$	500,292	$$	1,378,617
Loss from Operations	$(615,896)		$(178,488)		$(1,452,114)		$(8,794,637)
Net Loss	$(1,216,899)		$(743,966)		$(3,389,752)		$(10,491,193)
Per Share - basic and fully diluted	$(0.04)		$(0.12)		$(0.07)		$(0.38)
Weighted average shares outstanding	27,488,705		27,488,705		27,488,705		27,488,705

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.

Predecessor Business

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying unaudited consolidated financial statements represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Biodiesel) from the date of its inception on March 9, 2007 through September 30, 2007. The FuelMeister Business acquired by Renewal Biodiesel constitutes our Predecessor business. The accompanying unaudited consolidated financial statements, as of September 30, 2007 and for the period March 9, 2007 (date of inception) through September 30, 2007, are those of the Successor. The statements of operations for the three months ended March 31, 2007 and for the three and nine months ended September 30, 2006, and the statements of cash flows for the three months ended March 31, 2007 and for the nine months ended September 30, 2006 are those of our Predecessor, the FuelMeister Business.

BUSINESS STRATEGY, CORE PHILOSOPHIES, CURRENT OPERATIONS

Renewal Fuels is dedicated to technologies that enable the production of high quality fuels from a variety of non-food feedstock sources and waste streams. We believe that developed and emerging technologies to produce fuels from waste will provide an important alternative to feedstock sources which compete with uses for food.

Renewal Fuels’ business model includes strategic partnerships and acquisitions in the expanding biofuels industry. Increasing political and social responsiveness, combined with exciting developments in biofuel technology, has created an unprecedented environment for organic growth as well as growth through acquisitions. Our focused business model is designed to facilitate high profit margins and security of feedstock pricing.

The management of Renewal Fuels is establishing relationships with multiple biofuel entities with projects, products, and technologies at various stages of development, fitting the Company’s mission. The company is currently seeking additional technologies and businesses to add to its portfolio, which currently includes the businesses described below.

Renewal manufactures and markets the FuelMeister® line of personal biodiesel processors from its facility in Sparks, NV. The FuelMeister allows a user to make biodiesel from waste vegetable oil, for personal use. The FuelMeister line of biodiesel processors are produced from industrial-grade materials. In general, it takes approximately 1/2 hour hands-on time per batch of biodiesel fuel production. The products offered are not do-it-yourself kits, but complete systems with all key components needed to make biodiesel ‘at home’ with ease and confidence.

FuelMeister biodiesel processors are supplied with a user safety kit, oil titration and field test kit, high quality steel methanol pump, and easy prime oil draw tube. Quick disconnect fittings allow for future expansion and more convenient connection of tanks. If capacity needs change, additional modular tanks, lids, and accessories can be added to the FuelMeister II platform. A customer can start making biodiesel the same day the system arrives. All that is required is a barrel of used fryer oil (typically collected at no charge from local restaurants), lye (at a typical cost of 20¢/gallon of biodiesel), a barrel of racing methanol (at a typical cost of 50¢ /gallon of biodiesel), a barrel for the finished biodiesel, AC power, and a water hose. Renewal’s products are designed specifically to allow shipment by UPS in order to minimize customers’ freight expenses. This design was accomplished during an extensive upgrade to the product’s specifications in 2006. Any machines operating on diesel fuel, including cars, trucks, generators, tractors, furnaces, etc. may be powered with the biodiesel produced with the FuelMeister II biodiesel production system.

BSI, which was acquired on July 2, 2007, manufactures a complementary product to FuelMeister called BiodieselMaster®. This product is a factory-built biodiesel processing plant that is appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The BiodieselMaster® is a community-scale biodiesel processing unit that is designed to produce 350,000 gallons of biodiesel per year. The design provides a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system minimizes labor costs and facilitates remote diagnostics.

RESULTS OF OPERATIONS

Although the revenue generating activities of the FuelMeister Business, the Predecessor business, remained significantly intact after the acquisition, there have been changes in our marketing strategy, administrative costs (including those expenses related to public equity market participation) and financing activities. As a result, we believe that the expenses of the Predecessor business are not representative of our current business, financial condition or results of operations. Accordingly, where practicable we have included various forward looking statements regarding the effects of our new operating structure.

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended September 30, 2007 (Successor);

•	Results of operations for the period March 9, 2007 (date of inception) through September 30, 2007 (Successor);

•	Results of operations for the three months ended September 30, 2006 (Predecessor);

•	Results of operations for the three months ended March 31, 2007 (Predecessor);

•	Results of operations for the nine months ended September 30, 2006 (Predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the three months ended September 30, 2007 (unaudited).

Net Sales	$148,800	100.0%
Cost of sales	109,048	73.3%
Gross Profit	39,752	26.7%
Operating Expenses:
Employee compensation and benefits	243,101	163.4%
Occupancy and equipment	71,045	47.7%
Advertising	96,187	64.6%
Research and development	3,140,000	2110.2%
Professional fees	80,150	53.9%
Other general and administrative expenses	217,665	146.3%
Amortization of intangible assets	52,807	35.5%
Total Operating Expenses	3,900,955	2621.6%
Operating Income (Loss)	(3,861,203)	-2594.9%
Interest income	68	0.0%
Deferred financing fees	(266,076)	-178.8%
Interest expense	(221,050)	-148.6%
Other expenses	(23,326)	-15.7%
		0.0%
Net Income (Loss)	$(4,371,587)	-2937.9%

Revenues

For the three months ended September 30, 2007, revenues were $148,800, a decrease when compared with the Predecessor’s three months ended September 30, 2006, due to management’s focus on the commercial BiodieselMaster® product and less on the FuelMeister product.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2007 was $109,048 or 73.3% of revenues for the quarter, resulting in a gross profit margin of $39,752 or 26.7% for the three months ended September 30, 2007.

Employee Compensation and Benefits

Employee compensation and benefits were $243,101 or 163.4% of revenues for the three months ended September 30, 2007,. These expenses have increased when compared with the Predecessor’s three months ended September 30, 2006 due to increased engineering and labor costs associated with the BiodieselMaster® product.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $71,045 or 47.7% of revenues for the three months ended September 30, 2007, an increase when compared with the Predecessor’s three months ended September 30, 2006 due to facility expansion for the BiodieselMaster ® product.

Advertising Expenses

Advertising expenses were $96,187, or 64.6% of revenues, for the three months ended September 30, 2007 and increased when compared with the Predecessor’s three months ended September 30, 2006 due to website costs and management’s re-launch of the FuelMeister product.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2007 were $3,140,000, representing in-process research and development costs incurred in the acquisition of BSI on July 2, 2007.

Professional Fees

Professional fees, consisting primarily of accounting, attorney and valuation fees, were $80,150 or 53.9% of revenues for the three months ended September 30, 2007 and increased compared with the Predecessor’s three months ended September 30, 2006 due to increased costs associated with SEC compliance and related matters.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $217,665 or 146.3% of revenue for the three months ended September 30, 2007 and increased compared with the Predecessor’s three months ended September 30, 2006 due to additional costs associated with the BiodieselMaster® product.

Amortization of Intangible Assets

Amortization of intangible assets was $52,807 or 35.5% of revenue for the three months ended September 30, 2007, primarily due to the amortization of assets acquired in the acquisition of BSI

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $221,050 and amortization of deferred financing fees of $266,076, amounted to a net expense of $510,384 for the three months ended September 30, 2007, and increased compared with the Predecessor’s three months ended September 30, 2006, due to the amortization of deferred financing costs and debt discount associated with our convertible debenture obligations.

Provision for Income Taxes

During the three months ended September 30, 2007, we experienced an operating loss for tax purposes. FuelMeister, our Predecessor, had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

As a result of the above, we reported a net loss of $4,371,587 for the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE PERIOD MARCH 9, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through September 30, 2007 (unaudited).

Net Sales	$392,887	100.0%
Cost of Sales	251,390	64.0%
Gross Profit	141,497	36.0%
Operating Expenses:
Employee compensation and benefits	277,373	70.6%
Stock-based transaction expense	5,131,231	1306.0%
Occupancy and equipment	79,302	20.2%
Advertising	140,170	35.7%
Research and development	3,140,000	799.2%
Professional fees	429,891	109.4%
Other general and administrative expenses	315,209	80.2%
Amortization of intangible assets	52,807	13.4%
Total Operating Expenses	9,565,983	2434.8%
Operating Income (Loss)	(9,424,486)	-2398.8%
Interest income	823	0.2%
Deferred financing fees	(447,325)	-113.9%
Interest expense	(636,477)	-162.0%
Other expenses	(23,326)	-5.9%
		0.0%
Net Income (Loss)	$(10,530,791)	-2680.4%

Net Sales

For the period from March 9, 2007 (inception) through September 30, 2007, net sales were $392,887 and decreased when compared with the Predecessor’s nine months ended September 30, 2006 due to management’s focus on the commercial BiodieselMaster® product and less on the FuelMeister product.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2007 was $251,390 or 64.0% of revenues and decreased compared with the Predecessor’s nine months ended September 30, 2006 due to management’s focus on the commercial BiodieselMaster® product and less on the FuelMeister product. Gross profit margin was $141,497 or 36.0% for the period from March 9, 2007 (inception) through September 30, 2007.

Employee Compensation and Benefits

Employee compensation and benefits were $277,373 or 70.6% of revenues for the period from March 9, 2007 (inception) through September 30, 2007 and increased compared with the Predecessor’s nine months ended September 30, 2006 due to increased engineering and labor costs associated with the BiodieselMaster® product.

Stock Based Transaction Expense

Stock based transaction expense related to the reverse merger and recapitalization was $5,131,231 for the period from March 9, 2007 (inception) through September 30, 2007.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $79,302 or 20.2% of revenues for the period from March 9, 2007 (inception) through September 30, 2007 and increased compared with the Predecessor’s nine months ended September 30, 2006 due to facility expansion for the BiodieselMaster ® product.

Advertising Expenses

Advertising expenses were $140,170, or 35.7% of revenues, for the period from March 9, 2007 (inception) through September 30, 2007 and increased compared with the Predecessor’s nine months ended September 30, 2006 due to website costs and management’s re-launch of the FuelMeister product.

Research and Development Expenses

Research and development expenses for the period from March 9, 2007 (inception) through September 30, 2007were $3,140,000 representing in-process research and development costs incurred in the acquisition of BSI on July 2, 2007..

Professional Fees

Professional fees, consisting primarily of accounting, attorney and valuation fees, were $429,891 or 109.4% of revenues for the period from March 9, 2007 (inception) through September 30, 2007 and increased compared with the Predecessor’s nine months ended September 30, 2006 due to increased costs associated with SEC compliance and related matters.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $315,208 or 80.2% of revenue for the period from March 9, 2007 (inception) through September 30, 2007 and increased compared with the Predecessor’s three months ended September 30, 2006 due to additional costs associated with the BiodieselMaster® product.

Amortization of Intangible Assets Expense

Amortization of intangible assets was $52,807 or 13.4% of revenue for the period from March 9, 2007 (inception) through September 30, 2007, primarily related to the amortization of assets related to the acquisition of BSI on July 2, 2007.

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $636,477 and amortization of deferred financing fees of $477,325, amounted to a net expense of $1,106,305 for the period from March 9, 2007 (inception) through September 30, 2007.

Provision for Income Taxes

During the period from March 9, 2007 (inception) through September 30, 2007, we experienced an operating loss for tax purposes. FuelMeister, our Predecessor, had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Loss

As a result of the above, we reported a net loss of $10,530,791 for the period from March 9, 2007 (inception) through September 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (PREDECESSOR)

The information contained in this section is that of our Predecessor, the FuelMeister Business, for the three months ended September 30, 2006 (unaudited).

Net Sales	$571,386	100%
Cost of sales	350,804	61.4%
Gross Profit	220,582	38.6%
Operating Expenses:
Employee compensation and benefits	65,405	11.4%
Occupancy and equipment	24,705	4.3%
Advertising	37,452	6.6%
Professional fees	6,588	1.2%
Other general and administrative expenses	34,918	6.1%
Total Operating Expenses	169,069	29.6%
Operating Income (Loss)	51,513	9.0%
Net Income (Loss)	$51,513	9.0%

Revenues

For the three months ended September 30, 2006, FuelMeister’s revenue was $571,386.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2007 was $350,804 or 61.4% of revenues for the quarter. As a result, gross profit margin was $220,581 or 38.6%.

Employee Compensation and Benefits

Employee compensation and benefits were $65,405 or 11.4% of revenues for the three months ended September 30, 2006.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $24,705 or 4.3% of revenues for the three months ended September 30, 2006.

Professional Fees

Professional fees, consisting primarily of accounting and attorney fees of $6,588 were 1.2% of revenues for the three months ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $34,918, or 6.1% of revenue for the three months ended September 30, 2006.

Provision for Income Taxes

During the three months ended September 30, 2006, FuelMeister experienced an operating loss for tax purposes. FuelMeister had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses.

Net Income

As a result of the above, FuelMeister reported net income of $51,513 or 9.1% of revenues for the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (PREDECESSOR)

The information contained in this section is that of our Predecessor, the FuelMeister Business, for the three months ended March 31, 2007 (unaudited).

Net Sales	$104,360	100.0%
Cost of Sales	76,802	73.6%
Gross Profit	27,558	26.4%
Operating Expenses:
Occupancy and equipment	18,666	17.9%
Advertising	8,474	8.1%
Other general and administrative expenses	79,879	76.5%
Total Operating Expenses	107,019	102.5%
Operating Income (Loss)	(79,461)	(76.1%)
Net Income (Loss)	$(79,461)	(76.1%)

Revenues

For the three months ended March 31, 2007, FuelMeister’s revenue was $104,360.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2007 was $76,802, or 73.6% of revenues, resulting in a gross profit margin of $27,558 or 26.4%.

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

Net Loss

As a result of the above, FuelMeister reported a net loss of $79,461 for the three months ended March 31, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (PREDECESSOR)

The information contained in this section is that of our Predecessor, FuelMeister, for the nine months ended September 30, 2006 (unaudited).

Net Sales	$1,638,813	100%
Cost of Sales	1,034,220	63.1%
Gross Profit	604,593	36.9%
Operating Expenses:
Employee compensation and benefits	197,103	12.0%
Occupancy and equipment	98,481	6.0%
Advertising	55,542	3.4%
Professional fees	18,617	1.1%
Other general and administrative expenses	119,299	7.3%
Total Operating Expenses	489,042	29.8%
Operating Income (Loss)	115,551	7.1%
Net Income (Loss)	$115,551	7.1%

Revenues

For the nine months ended September 30, 2006, FuelMeister’s revenue was $1,638,813.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2006 was $1,034,220 or 63.1% of revenues for the quarter. As a result, gross profit margin was $604,593 or 36.9%.

Employee Compensation and Benefits

Employee compensation and benefits were $197,103 or 12.0% of revenues for the nine months ended September 30, 2006.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $98,481 or 6.0% of revenues for the nine months ended September 30, 2006.

Professional Fees

Professional fees, consisting primarily of accounting and attorney fees of $18,617 were 1.1% of revenues for the nine months ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $119,299 or 7.3% of revenue for the nine months ended September 30, 2006.

Provision for Income Taxes

During the nine months ended September 30, 2006, we experienced an operating loss for tax purposes. FuelMeister, our Predecessor, had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Net Income

As a result of the above, we reported net income of $115,552 for the nine months ended September 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations:

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. During the period from inception on March 9, 2007 through September 30, 2007, we had a net loss of $10,530,791 which included non-cash items totaling $8,771,000, consisting primarily of stock-based transaction expense, acquired in process R&D, and amortization of deferred financing fees and intangible assets. Our existence is dependent on management’s ability to develop profitable operations and successful integration of our acquired businesses.

Net cash used in investing activities was $962,521, of which $494,426 was used in the acquisition of the assets of the FuelMeister Business, our Predecessor, $46,081 was used for fixed asset acquisitions, and $422,014 was used in the acquisition of BSI.

Net cash provided by financing activities was $3,007,211 consisting of $1,118,109 of proceeds from the sale of convertible debt, beneficial conversion feature, and warrants to YA Global, less $450,000 of fees incurred, issuance of warrants for $343,337, issuance if beneficial conversion feature for $938,554, and $57,279 in proceeds from the sale of our common stock to our founders. At September 30, 2007, our primary debt has terms of approximately 21 months with interest rates ranging from 11% to 15%. All of our debt is convertible by the holder into shares of our common stock. Substantially all of our debt has variable interest rates and, accordingly, a change in interest rates will affect our results of operations. However, interest is generally payable on maturity, rather than currently, and thus our cash flows from operations would not be immediately impacted in the short-term by an adverse change in interest rates.

Financing Through Equity

On March 09, 2007, founders stock and stock based transaction expenses were incurred in the amount of $57,279 and $5,131,231, respectively, as a result of the reverse merger.

Financing Through Convertible Debentures

New Obligations

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which $1,000,000 was advanced immediately. The second instalment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel.

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

The obligations to YA Global, together with prior obligations to YA Global described below, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal Biodiesel to YA Global as additional security for the obligations to YA Global.

Under the Purchase Agreement, the Company also issued to YA Global five-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.15 per share. The warrants were valued at $238,932 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.2265, estimated volatility of 123%, a risk free rate of 4.75% and the five year life of the warrants.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of November 14, 2007, no demand for registration has been received by the Company.

On July 2, 2007, the Company entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 will be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.75, not $0.60.

The obligations to YA Global, together with prior obligations to YA Global, are secured by a security interest in the Company’s assets and the assets of its subsidiaries, including their intellectual property. In addition, the Company pledged the shares of BSI to YA Global as additional security for the obligations to YA Global.

Under the Additional Purchase Agreement, the Company also issued to YA Global five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $1,104,405 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.60, estimated volatility of 123%, a risk free rate of 4.90% and the five year life of the warrants.

Prior Obligations

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,666 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date.

In connection with these Old Debentures, the Company is obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company has not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. The Company has received a letter from YA Global waiving all rights to collect any and all liquidated damages, whether in shares of stock or cash, arising from any default under any of the convertible debenture agreements.

The Company also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by YA Global and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. During the period April 21, 2007 to September 30, 2007, YA Global converted their entire principal amount of $168,000 plus all accrued interest thereon of $61,000 into 574,807 common shares.

On September 21, 2007, YA Global converted $215,000 of the $537,220 principal amount of the Old Debentures held by it into 1,343,750 shares of common stock at $0.16 per share (the lesser of $0.60 or 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date, which was $0.20). These shares were issued by the transfer agent on October 5, 2007. As of November 14, 2007 there have been no conversions of convertible debentures subsequent to September 30, 2007.

Derivative Instrument Liabilities and Beneficial Conversion Feature

In accounting for the Convertible Debentures and the associated Warrants, the Company has considered the requirements of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock". Because the number of shares that may be required to be issued on conversion of the Convertible Debentures is dependent on the price of the Company’s common stock, the number of shares ultimately required is indeterminate. However, full conversion of the outstanding Convertible Debentures and exercise of outstanding Warrants, together with currently outstanding common stock and all other currently existing requirements to issue common stock, require the Company to have approximately 52 million common shares authorized. The Company is authorized to issue 3 billion common shares. As a result, management of the Company believes it will have sufficient authorized shares available to physically settle all contracts that currently require delivery of common shares. Furthermore, management of the Company, together with investors associated with management, control a majority of the outstanding common shares of the Company. Accordingly, management of the Company believes it is in a position to secure shareholder approval of an increase in the authorized number of shares, should such an increase be required in the future. As a result of management’s conclusion that it will have sufficient authorized shares available to settle all outstanding contracts requiring delivery of common shares, the conversion option embedded in the Convertible Debentures has not been bifurcated and the Warrants issued in connection with the Convertible Debentures have been accounted for as equity instruments.

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

If the conversion option embedded in the Convertible Debentures has not been bifurcated, then the effective conversion price for a Convertible Debenture is less than the market value of the underlying shares at the time the debenture is issued (usually as a result of the allocation of part of the proceeds received to common stock warrants or other instruments), the Company recognizes a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. The value of the beneficial conversion feature, which is credited to additional paid-in capital, reduces the initial carrying amount of the debenture. During the period ended June 30, 2007 and the three months September 30, 2007, the Company recorded beneficial conversion features aggregating $923,841 and $348,287, respectively.

The discount from the face amount of the Convertible Debentures represented by the value initially assigned to any associated Warrants and to any beneficial conversion feature is amortized over the period to the due date of each Convertible Debenture, using the effective interest method. Included in the beneficial conversion feature of $923,841 recorded during the period ended June 30, 2007 was $333,574 related to debentures assumed by the Company on the reverse merger described above. Because those debentures are past due, the discount from the face amount of the debentures was immediately expensed and is included in interest expense for the period.

For warrants and option-based derivative instruments, the Company estimates fair value using the Cox-Ross-Rubinstein binomial valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, (which rates ranged from 4.57% to 4.90%), and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants was estimated at 123%, based on a review of the volatility of entities considered by management as most comparable to our business.

Investing

Acquisition of Assets of FuelMeister Business

As noted above, on March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which was effective March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business”, the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing.

Acquisition of BSI

As noted above, on July 2, 2007, we entered into a merger agreement with BSI, as a result of which we acquired the remainder of BSI's business (i.e., other than the FuelMeister Business acquired previously). BSI is engaged in the business of designing, manufacturing and marketing processing equipment and accessories, including personal biodiesel processors and “community scale” biodiesel processor systems, which convert fresh and used vegetable oils into clean burning biodiesel fuel. It complements and optimizes Renewal’s ability to design, develop, manufacture and market both personal and community scale biodiesel processing equipment and accessories.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off balance sheet arrangements, other than the property leases described in the footnotes to the financial statements.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the affects of the risks below. Because the operating structure of our business is different from that of our Predecessor, FuelMeister, we have described only those risks as they apply to our current operating environment.

Interest Rates

Changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2007, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at September 30, 2007, a hypothetical 1.00% (100 basis-points) increase in interest rates would result in additional expenses of approximately $10,000 for the quarter or an annual increase in expenses of approximately $40,000.

Foreign Currency Fluctuations

Currently we do not have significant transactions in currencies other than the U.S. dollar.

We currently do not engage in hedging. However, we may do so in the future.

OUTLOOK

Activities in each of our businesses over the months since inception have been focused on establishing a strong foundation for growth.  For Renewal Biodiesel, this foundation is based on a strong dealer network, well-designed marketing/sales plans, and expansion of the product line.  We have made great strides in each of these areas, and have recovered from a difficult transition period from previous management, caused in part by lack of advertising spending in the first half of 2007.  We have established a strong management and operations team, and re-energized the marketing and sales efforts.  We have also established new distribution models and begun planning for new product introductions in the next six months.  Management of Renewal Biodiesel has been able to accomplish these gains while keeping Sales, General, and Administrative spending low, thereby creating a strong platform for profitability in the months ahead.  In addition, the recent increases in fuel prices have created a surge in buyer awareness and interest in the FuelMeister line of products.  We expect to see strong growth in the next year at Renewal Biodiesel, on the strength of the established foundation.

Since our acquisition of BSI, our focus has been on completion of the demonstration version of the BiodieselMaster®.  These efforts have included completion of production-model specifications, construction of the demonstration unit, and commissioning activities.  We have now completed the majority of these activities as well as establishment of a pipeline of customers.  As expected, we are ready to enter the market with BiodieselMaster® in the fourth quarter, and the level of interest in the product to date bodes well for our sales growth and profitability in this business.

Finally, we are actively negotiating with various parties to add to our portfolio of businesses and technologies.  We remain very excited by the opportunities in the biofuels sector, particularly those focused on production of biofuels from non-food feedstock.  When evaluating partnership and acquisition opportunities, our criteria include sustainability of the business model, sustainability of feedstock sources, and sustainability of the environment.  We are committed to making biofuels a viable and common part of the solution to cure the planet of its addiction to oil.

ITEM 3. Controls And Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Although we hired a considerable number of the staff from the Predecessor business, we have new management and are using financial accounting consultants. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in timely alerting them to material information required to be included in our Exchange Act filings.

Management’s Report on Internal Control Over Financial Reporting

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ending December 31, 2007 and attestation from an independent registered public accounting firm in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ending December 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

On July 31, 2007, the majority stockholders of the Company approved a 1-for-15 reverse stock split pursuant to a written consent in lieu of a special meeting of stockholders and, as a result, all outstanding shares of Common Stock (the "Old Shares") were automatically converted into 23,805,126 shares of common stock (the "New Shares"). The authorized number of shares of common stock was not impacted by the reverse stock split. The reason for the reverse stock split was to increase the per share stock price to generate greater interest among professional investors and institutions. All New Shares have the same par value, voting rights and other rights as the Old Shares.

On July 31, 2007, the majority stockholders of the Company approved the 2007 Stock Incentive Stock Plan (the "2007 Incentive Plan") and authorized 1,000,000 shares of Common Stock, for issuance of stock awards and stock options thereunder. The primary purpose of the 2007 Incentive Plan is to attract and retain the best available personnel for the Company by granting stock awards and stock options in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.

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

10.18	Amendment No. 1 to Secured Convertible Debenture No. MEP-3, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.19	Agreement and Plan of Merger, dated July 2, 2007, among Tech Laboratories, Inc., BSI Acquisitions, Inc. and Biodiesel Solutions, Inc. (3)

10.20	Securities Purchase Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.21	$2,000,000 principal amount Secured Convertible Debenture, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.22	Warrant to purchase 33,750,000 shares of Common Stock of Tech Laboratories, Inc. dated July 2, 2007 (3)

10.23	Amendment No. 1 to Registration Rights Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.24	Security Agreement, dated July 2, 2007, by and between Biodeisel Solutions, Inc., Renewal Fuels, Inc. and Cornell Capital Partners L.P. (3)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Form 8-K filed on April 26, 2007 (2) Incorporated by reference to Form 8-K filed on June 8, 2007 (3) Incorporated by reference to Form 8-K filed on July 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENEWAL FUELS, INC.

Dated: November 16, 2007	By:	/s/ John King
John King,
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)