Form 10QSB/A
period 2007-06-30
Renewal Fuels, Inc.
filed 2008-04-08
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Notes

Renewal Fuels, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Renewal”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended June 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on August 16, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC.    As more fully discussed in Note 13 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

•
We previously concluded that an important trademark acquired in a business combination had an indefinite life. The accompanying financial statements and notes have been revised to provide for an expected life for this trademark of ten years. Amortization of this intangible asset is reflected in statements of operations.

•
We previously recognized as an asset certain deferred financing costs in connection with our reverse merger with Tech Labs, Inc. Since principles of accounting for reverse merger preclude the recognition of assets other than those of the accounting acquiree, we have revised our balance sheet to eliminate this asset.

•
We have certain debt agreements and registration rights agreements that are in default. We have modified our disclosures to provide more information about the nature of defaults, the remedies of the investors and our conclusions related to the accounting consequences.

This Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report. This First Amendment does not reflect events after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Therefore, you should read this First Amendment together with our other reports that update and supersede the information contained in this First Amendment.

RENEWAL FUELS, INC.

FORM 10-QSB/A

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

ITEM 1. FINANCIAL STATEMENTS
RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(Restated)

ASSETS

Current assets:
Cash	$116,030
Inventories	51,461
Prepaid expenses and other current assets	24,578
Total current assets	192,069

Property and equipment - net	57,672
Note receivable - Biodiesel Solutions	200,000
Financing Fees, net of accumulated amortization of $17,507	162,493
Intangibles, net of accumulated amortization of $14,117	292,883
Goodwill	93,705

Total assets	$998,822

(continued-)

RENEWAL FUELS, INC. UNAUDITED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007 (Restated) (-continued)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current liabilities:
Accounts payable	$199,409
Current maturities of convertible debt	1,276,686
Customer deposits	2,932
Total current liabilities	1,479,027

Convertible debt, less current maturities	764,169

Total liabilities	2,243,196

Commitments and contingencies

Stockholders’ equity (deficit):
Capital stock:
Preferred stock - par value of $.001; 20,000,000 shares authorized;
no shares issued and outstanding	-
Common stock - par value of $.001; 3,000,000,000 shares authorized;
23,805,126 shares issued and outstanding	23,805
Additional paid-in capital	4,733,359
Accumulated deficit	(6,001,538)
Total stockholders’ equity	(1,244,374)

Total liabilities and stockholders’ equity	$998,822
See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Business		Predecessor Business
	Three Months Ended June 30, 2007 Restated	March 9, 2007 (Date of Inception) to June 30, 2007 Restated	Three Months Ended March 31, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Sales	$244,087	$244,087	$104,360	$503,061	$1,067,427

Cost of goods sold	142,342	142,342	76,802	331,449	683,416

Gross profit	101,745	101,745	27,558	171,612	384,011

Operating expenses:
Employee compensation and benefits	32,696	34,272	52,320	69,430	125,544
Stock-based transaction expense	5,131,231	5,131,231	-	-	-
Occupancy and equipment	8,257	8,257	18,666	23,900	69,930
Advertising	43,815	43,983	8,474	8,762	18,088
Professional fees	317,898	349,741	8,474	2,949	12,029
Other general and administrative	100,666	100,494	19,085	26,691	80,874
Total operating expenses	5,634,563	5,667,979	107,019	131,732	306,465

Operating income (loss)	(5,532,818)	(5,556,234)	(79,461)	39,880	77,546

Interest income	755	755	-	-	-
Interest expense	(413,500)	(415,427)	-	-	-
Financing fees	(20,632)	(20,632)	-	-	-

Net income (loss)	$(5,966,195)	$(6,001,538)	$(79,461)	$39,880	$77,546

Net income (loss) per share:
Basic	$(0.25)	$(0.25)	$(.01)	$.01	$.01
Diluted	$(0.25)	$(0.25)	$(.01)	$.01	$.01

Weighted average shares outstanding:
Basic	23,668,270	23,650,442	7,000,000	7,000,000	7,000,000
Diluted	23,668,270	23,650,442	7,000,000	7,000,000	7,000,000

See accomSee accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM INCEPTION (MARCH 9, 2007) TO JUNE 30, 2007
(Restated)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, March 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock sold on March 9, 2007 to founders for cash	-	-	-	-	57,279	-	57,279

Assumption of net liabilities	-	-	-	-	(1,677,020)	-	(1,677,020)

Stock-based transaction expense related to common stock sold to founders	-	-	-	-	5,131,231	-	5,131,231

Common stock issued in exchange for net liabilities in a recapitalization on April 20, 2007	-	-	673,356	673	(673)	-	-

Preferred stock issued in reverse merger	343,610	343	-	-	(343)	-	-

Conversion of preferred stock to common stock on June 21, 2007	(343,610)	(343)	22,907,323	22,907	(22,564)	-	-

Common stock issued on conversion of convertible debentures	-	-	224,447	225	82,675	-	82,900

Common stock warrants issued	-	-	-	-	238,932	-	238,932

Beneficial conversion feature of convertible debt instruments issued or assumed	-	-	-	-	923,841	-	923,841

Net loss for the period	-	-	-	-	-	(6,001,538)	(6,001,538)

Balances, June 30, 2007	-	$-	23,805,126	$23,805	$4,553,359	$(6,001,538)	$(1,244,374)

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

	Successor Business	Predecessor Business
	March 9, 2007 (Date of Inception) to June 30, 2007 (Restated)	Three Months Ended March 31, 2007	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(6,001,538)	$(79,461)	$77,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,854	471	8,171
Amortization of debt discounts	355,949	-	-
Stock-based transaction expense	5,131,231	-	-
Changes in operating assets and liabilities, net:
Accounts receivable	-	-	11,198
Inventories	(17,035)	26,151	87,525
Other current assets	(24,577)	11,915	(1,975)
Accounts payable and accrued expenses	(2,490)	(5,857)	(33,397)
Accrued interest	57,551	-	-
Customer deposits	2,932	(12,224)	12,793
Net Cash Provided By (Used In) Operating Activities	(465,123)	(59,005)	161,861

Cash Flows From Investing Activities:
Acquisition of FuelMeister assets	(494,426)	-	-
Note receivable - Biodiesel Solutions	(200,000)	-	-
Purchases of property and equipment	(1,700)	-	(759)
Refund of deposit	-	-	5,376
Net Cash Provided By (Used In) Investing Activities	(696,126)	-	4,617

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	57,279	-	-
Proceeds from issuance of warrants	238,932	-	-
Proceeds from issuance of long-term debt	1,161,068	-	-
Payment of debt issuance costs	(180,000)	-	-
Net contributions (distributions) from (to) owner	-	31,953	(356,918)
Net Cash Provided By (Used In) Financing Activities	1,277,279	31,953	(356,918)

Net Increase (Decrease) In Cash	116,030	(27,052)	(190,440)
Cash - Beginning of period	-	52,626	276,850
Cash - End of period	$116,030	$25,574	$86,410

(continued-)

RENEWAL FUELS, INC. UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

		(-continued)

	Successor Business	Predecessor Business

Supplemental Disclosure Of Cash Flow Information -
Interest paid	$1,927	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Disclosures Of Non-Cash Investing And Financing Activities:
Net liabilities assumed in a recapitalization	$1,677,020	$-	$-

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

Acquisition of FuelMeister Business

Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.)(“Renewal Biodiesel” as described below, the “Predecessor”) all tangible and intangible assets of the FuelMeister Business of Biodiesel Solutions, Inc. (“BSI”), a Nevada corporation and unrelated and autonomous business entity, effective March 30, 2007. As a result, Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, for a current cost of approximately 70 cents per gallon. Renewal Biodiesel has a network of dealers in the United States for sale and distribution of its products. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

At the time of the FuelMeister acquisition, which was transacted before the reverse merger discussed above, our current Chief Executive Officer (John King) and one of our directors (David Marks) served as officers, directors and minority shareholders (individually and collectively) of Renewal Biodiesel. However, they had no affiliation with BSI. While influential, these relationships did not give rise to common control, which is defined as majority common ownership levels.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined using a first-in, first-out basis. At June 30, 2007, inventories consisted of finished goods, materials, and displays amounting to $12,187 and $37,741 and $1,533, respectively.

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

Registration Payment Arrangements

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. As of June 30, 2007 we are in default of certain registration rights agreements and the investors had certain rights to demand payments. However, the investors have not demanded payment, nor have they indicated that they will demand payment. After consultation with investors and other actions we considered necessary, we have concluded that the probability of payment has not risen to a level that would require an accrual. Further, on November 13, 2007, we obtained an agreement with the investors wherein they explicitly waived their rights to any payments that they may otherwise be entitled to as of that date. Such rights were not waived as to periods subsequent to November 13, 2007 and, accordingly, we will continue to evaluate the need to accrue payments in future periods until all of our obligations under the registration rights agreements have been fulfilled. (See Note 6-Long Term Debt for additional information.)

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

NOTE 6 INTANGIBLE ASSETS

The following table summarizes amortized and unamortized intangible assets:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Customer lists	$70,000	$1,167	$68,833
Engineering drawings	70,000	3,500	66,500
Non-compete agreement	46,000	5,750	40,250
Tradename	118,000	2,950	115,050
Patent application	3,000	750	2,250
	$307,000	$14,117	$292,883
Unamortized Intangible Assets:
Goodwill	93,705
	$93,705
Aggregate Amortization Expense:
Quarter ended June 30, 2007	$14,117

Estimated Amortization Expense:
Year ending December 31, 2007			$28,234
Year ending December 31, 2008			54,217
Year ending December 31, 2009			36,217
Year ending December 31, 2010			30,467
Year ending December 31, 2011			30,467
Year ending December 31, 2012			19,967
Thereafter			93,314
			$292,883

Amortized intangible assets acquired during the period ended June 30, 2007 have a weighted-average amortization period of approximately 6 years.

NOTE 7 LONG-TERM DEBT

At June 30, 2007, long-term debt consists of the following:

New Obligations
Cornell Capital Partners L.P., $1,000,000 convertible debenture, due April 20, 2009, interest at prime + 2.75% (11% at June 30, 2007)	$1,000,000
Less unamortized discount from warrants and beneficial conversion feature	(385,427)
614,573

Cornell Capital Partners L.P., $400,000 convertible debenture, due May 31, 2009, interest at prime + 2.75% (11% at June 30, 2007)	400,000
Less unamortized discount from beneficial conversion feature	(396,504)
3,496
Prior Obligations (in default)
Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $67,685	367,685

Montgomery Equity Partners, Ltd., $537,220 15% convertible debenture, due on demand, including accrued interest of $121,206	658,426

Cornell Capital Partners L.P., $85,100 6.5% convertible promissory note, due on demand, including accrued interest of $61,000	146,100

LH Financial, $156,080 18.0% convertible promissory note, due on demand, including accrued interest of $94,495	250,575

2,040,855

Less: current maturities	1,276,686

Long-term debt	$764,169

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

Prior Obligations (in default)

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to Cornell and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of Cornell (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006 and, accordingly, are in default for non-payment of principal and interest. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,666 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date.

In connection with these Old Debentures, the Company was obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company did not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). As a result, under the terms of the Old Debentures, the Company was required to pay to Cornell, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. However, recognition of damages is subject to consideration of both the probability of incurring damages and whether amounts are estimable. Based upon direct dialog, and as further discussed in the next paragraph, the Company did not record damages in any of the periods presented.

On November 13, 2007, the Company confirmed its conclusions related to non-recognition of liquidated damages that could arise from registration rights afforded investors of the Prior Obligations, in default, described in Note 7, and obtained a formal waiver of any amounts due under those arrangements through the date of the waiver. The waiver does not extend to periods beyond the effective date and, accordingly, those investors may acquire rights to liquidated damages in future periods. As provided in the Company’s policies for accounting for registration payment arrangements, continuous evaluation of the probability of incurring damages is required and will be performed periodically.

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

The remaining Prior Obligations as of June 30, 2007 are in default for non-payment of principal and interest when such amounts became due. The investors rights under these circumstances provide for acceleration (or post-maturity date, demand payment) in cash at the face value plus accrued interest or shares, based upon the contractual conversion option embedded in the arrangements. On November 13, 2007, the Company received a waiver of default remedies under the remaining Prior Obligations that was effective for periods through that date. The waiver does not extend to periods subsequent to November 13, 2007. While the investors have not indicated their intention to call the Prior Obligations, they have the right to do so and, accordingly, the Company is required to carry these obligations as current liabilities until receipt of a waiver that is effective for a period beyond a year or the settlement of the arrangement through payment or conversion.

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

NOTE 9 CAPITAL STOCK

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

NOTE 11 OTHER COMMITMENTS AND CONTINGENCIES

As described in Note 6, the Company entered into a Registration Rights Agreement with Cornell providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to Cornell. Upon written demand from Cornell, the Company is obligated to file a Registration Statement within 45 days and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of its obligations under the Registration Rights Agreement, the Company is required to pay to Cornell, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of August 13, 2007, no demand for registration has been received by the Company. See Note 12, below, for related events.

As described below in Note 11, on July 10, 2007 the Company executed a letter of intent to acquire North Shore Energy Technologies ("North Shore"), a sustainable energy company planning to build a bio-refinery capable of economically converting wood waste into highly-versatile methanol.

NOTE 12 SUBSEQUENT EVENTS

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

As further discussed in Note 7, on November 13, 2007, the Company received a written waiver affirming that any damages, payments or penalties associated with default notes and related arrangements, including registration rights agreements were waived through November 13, 2007. However, no demand for any amounts had been made by the investors. The Company can not give any assurances that the investors will not demand registration related payments or payment of principal and interest on debentures following the effective date of the waiver.

NOTE 13 RESTATEMENTS

The accompanying unaudited consolidated financial statements have been restated for the matters discussed below. All associated footnote disclosures have been revised for the matters giving rise to the financial statement restatements. In addition, certain of our footnotes have been augmented to provide expanded information about certain transactions and accounting therefore.

Intangible assets and related amortization expense:

As discussed in Note 2 Acquisitions, on March 9, 2007 we acquired the net assets of Fuelmiester and accounted for the acquisition as a business combination under FASB 141. As part of this transaction, we recorded the fair value assigned to the Trade Name acquired and concluded that the Trade Name had an indefinite life and accordingly recorded no amortization related to this intangible. We have subsequently determined that the an estimated life of 10 years is more reasonable and, accordingly the unaudited financial statements and notes to the financial statements included in Part 1, Item 1 Financial Statements of the Original Report are hereby restated to reflect a life of 10 years and to record the related amortization expense of the Trade Name.

Deferred finance costs, related amortization and paid-in capital:

As discussed in Note 2 Acquisitions, on April 20, 2007, we entered into a Merger Agreement in 2007. Under the terms of the agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 343,610 shares of our series A convertible preferred stock, which was subsequently converted into 22,907,323 common shares. The net liabilities assumed primarily represented debt obligations and were assumed in connection with the provision of additional long-term debt financing provided by Cornell, which additional funding was provided simultaneously with the reverse merger and recapitalization. In our original filing, the net liabilities assumed were recorded as deferred financing costs incurred in connection with the additional debt funding rather than paid-in capital (arising from the reverse merger reorganization) and were then amortized by periodic charges to income on a straight-line basis over the life of that debt funding. We have subsequently determined that the acquired debt should have been recorded as a reduction to stockholders equity and, accordingly the unaudited financial statements and notes have been restated to reclassify the acquired debt as a reduction to stockholders equity and to reverse the amortization charges taken against income.

Reconciliation of accounts as previously reported and as restated:

The following table illustrates the effects on the account classifications resulting from the above restatements:
	As Reported	Restatement Adjustments			As Restated
Balance Sheet as of June 30, 2007
Finance fees net	$1,678,896	$(1,516,403)	(A	)	$162,493
Intangible assets, net	177,833	115,050	(B	)	292,883
Paid-in capital	6,410,378	(1,677,020)	(A	)	4,733,359
Accumulated Deficit	(6,159,204)	157,666	(C	)	(6,001,538)
Statement of Operations, Three Months Ended June 30, 2007
Other general and administrative	97,716	2,950	(B	)	100,666
Deferred Financing fees	181,249	(160,617)	(A	)	20,632
Net income (loss) per share
Basic	(0.26)	0.01	(C	)	(0.25)
Diluted	(0.26)	0.01	(C	)	(0.25)
Statement of Operations, March 9, 2007 (Date of Inception) to June 30, 2007
Other general & administrative	97,544	2,950	(B	)	100,494
Deferred Financing fees	181,249	(160,617)	(A	)	20,632
Net income (loss) per share
Basic	(0.26)	0.01	(C	)	(0.25)
Diluted	(0.26)	0.01	(C	)	(0.25)

Notes to adjustments:

(A) Net liabilities assumed in the acquisition of FuelMeister were originally recorded as deferred financing fees and were amortized over the life of the financing arrangement obtained for the purpose of funding the acquisition. We have reclassified these net liabilities and reduced stockholders equity with a charge to additional paid in capital. We have reversed the amortization charges taken against income.

(B) Trade name acquired in the acquisition of FuelMeister was originally assigned an indefinite life. We have now assigned a life of 10 years to the intangible asset and we are amortizing this asset on a straight line basis over 10 years.

(C) Net income and Retained Earnings has been adjusted to reflect the impact of the reversal of financing fees and charge for amortization expense.

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

HISTORY

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

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split pursuant to which, on August 1, 2007,  the 357,076,887 shares of Common Stock of the Company (the "Old Shares") that were outstanding as of June 30, 2007 automatically converted into 23,805,126 shares of common stock (the "New Shares"). All common share and per share amounts in these financial statements have been retroactively restated to reflect this reverse stock split. The reason for the reverse stock split is to increase the per share stock price. The Company believes that if it is successful in maintaining a higher stock price, the stock will generate greater interest among professional investors and institutions. If the Company is successful in generating interest among such entities, it is anticipated that the shares of its common stock would have greater liquidity and a stronger investor base. No assurance can be given, however, that the market price of the New Shares will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

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

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended June 30, 2007 (successor);

•	Results of operations for the period March 9, 2007 (date of inception) through June 30, 2007 (successor);

•	Results of operations for the three months ended June 30, 2006 (predecessor);

•	Results of operations for the three months ended March 31, 2007 (predecessor);

•	Results of operations for the six months ended June 30, 2006 (predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

The information contained in this section is that of the successor, Renewal Fuels, Inc., for the three months ended June 30, 2007 (unaudited).

Net Sales	$244,087	100.0%
Cost of sales	142,342	58.3%
Gross Profit	101,745	41.7%
Operating Expenses:
Stock-based transaction expense	5,131,231	2102.2%
General and administrative expenses	451,260	184.9%
Advertising expenses	43,815	18.0%
Occupancy and equipment	8,257	3.4%
Total Operating Expenses	5,634,563	2308.5%
Operating Income (Loss)	(5,532,818)	(2266.7)%
Net financial expense	(433,377)	(177.6)%

Net Income (Loss)	$(5,966,195)	(2444.0)%

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

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007 were $451,260, consisting of professional fees of $317,898, together with administrative expenses, insurance, and other non-manufacturing related expenses.

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

Net Financial (Income) Expense

Net financial (income) expense of $433,377 consisted primarily of interest expense of $413,500 for the three months ended June 30, 2007.

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

Net Loss

As a result of the above, we reported a net loss of $5,966,195 for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE PERIOD MARCH 9, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

The information contained in this section is that of the successor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through June 30, 2007 (unaudited).

Net Sales	$244,087	100.0%
Cost of sales	142,342	58.3%
Gross Profit	101,745	41.7%
Operating Expenses:
Stock-based transaction expense	5,131,231	2102.2%
General and administrative expenses	484,508	198.5%
Advertising expenses	43,983	18.0%
Occupancy and equipment	8,257	3.4%
Total Operating Expenses	5,667,979	2322.1%
Operating Income (Loss)	(5,566,234)	(2266.7)%
Net financial expense	(435,304)	(178.3)%

Net Income (Loss)	$(6,001,538)	(2458.8)%

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

General and Administrative Expenses

General and administrative expenses for the period were $484,508, consisting of administrative expenses, insurance, legal and other non-manufacturing related expenses. Of these expenses, professional fees, including legal, consulting, and accounting fees, were $349,741.

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

Net Financial (Income) Expense

Net financial (income) expense of 435,304 consisted primarily of interest expense of $415,427 for the period March 9, 2007 (date of inception) through June 30, 2007.

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

Net Loss

As a result of the above, we reported a net loss of $6,001,538 for the period March 9, 2007 (date of inception) through June 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 (PREDECESSOR)

The information contained in this section is that of our predecessor, the FuelMeister Business, for the three months ended June 30, 2006 (unaudited).

Net Sales	$503,061	100.0%
Cost of sales	331,449	65.9%
Gross Profit	171,612	34.1%
Operating Expenses:
General and administrative expenses	99,070	19.7%
Advertising expenses	8,762	1.7%
Occupancy and equipment	23,900	4.8%
Total Operating Expenses	131,732	26.2%
Operating Income (Loss)	39,880	7.9%
Net financial expense	-	0.0%

Net Income (Loss)	$39,880	7.9%

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

Net Income

As a result of the above, FuelMeister reported net income of $39,880 for the three months ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (PREDECESSOR)

The information contained in this section is that of our predecessor, the FuelMeister Business, for the three months ended March 31, 2007 (unaudited).

Net Sales	$104,360	100.0%
Cost of sales	76,802	73.6%
Gross Profit	27,558	26.4%
Operating Expenses:
General and administrative expenses	79,879	76.5%
Advertising expenses	8,479	8.1%
Occupancy and equipment	18,666	17.9%
Total Operating Expenses	107,042	102.6%
Operating Income (Loss)	(79,461)	(76.1)%
Net financial expense	-	0.0%

Net Income (Loss)	$(79,461)	(76.1)%

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

Net Loss

As a result of the above, FuelMeister reported a net loss of $79,461 for the three months ended March 31, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 (PREDECESSOR)

The information contained in this section is that of our predecessor, FuelMeister, for the six months ended June 30, 2006 (unaudited).

Net Sales	$1,067,427	100.0%
Cost of sales	683,416	64.0%
Gross Profit	384,011	36.0%
Operating Expenses:
General and administrative expenses	218,447	20.5%
Advertising expenses	18,088	1.7%
Occupancy and equipment	69,930	6.6%
Total Operating Expenses	306,465	28.7%
Operating Income (Loss)	77,546	7.2%
Net financial expense	-	0.0%

Net Income (Loss)	$77,546	7.2%

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

During the period from inception on March 9, 2007 through June 30, 2007, we had a net loss of $6,001,538 which included non-cash items totaling $5,520,033 consisting primarily of stock-based transaction expense and amortization of debt discount and financing fees.

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

ITEM 3. Controls And Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Based upon the initial evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as relating to our Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our Exchange Act filings. Notwithstanding the aforementioned process, certain errors subsequently came to our attention that, ultimately, required the filing of restated quarterly financial statements for this period and augmentation of certain disclosures, each of which is more fully described in the accompanying financial statements. As a result, we have reconsidered our process for evaluation and our conclusions.

We continue to believe that our disclosure controls and procedures are reasonably effective to achieve the objectives set forth in the first paragraph above. Our basis for this conclusion is largely based on the fact that those matters giving rise to the restatements were, in fact, included in our overall review and evaluation. However, the outcome of the original accounting for these matters and transactions followed interpretations of accounting guidance that ultimately was incorrect. We intend to further evaluate our disclosure controls and procedures process in order to develop measures that will afford a higher level of assurance in meeting the objective of this process. However, those measures have not yet been identified or implemented at this time.

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

10.18	Amendment No. 1 to Secured Convertible Debenture No. MEP-3, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.19	Agreement and Plan of Merger, dated July 2, 2007, among Tech Laboratories, Inc., BSI Acquisitions, Inc. and Biodiesel Solutions, Inc. (3)

10.20	Securities Purchase Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.21	$2,000,000 principal amount Secured Convertible Debenture, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.22	Warrant to purchase 33,750,000 shares of Common Stock of Tech Laboratories, Inc. dated July 2, 2007 (3)

10.23	Amendment No. 1 to Registration Rights Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.24	Security Agreement, dated July 2, 2007, by and between Biodeisel Solutions, Inc., Renewal Fuels, Inc. and Cornell Capital Partners L.P. (3)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Form 8-K filed on April 26, 2007 (2) Incorporated by reference to Form 8-K filed on June 8, 2007 (3) Incorporated by reference to Form 8-K filed on July 6, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH LABORATORIES, INC.

Dated: April 8, 2008	By:	/s/ John King
John King,
Chief Executive Officer and Chief Financial Office (Principal Financial and Accounting Officer)