Form 10QSB/A
period 2007-09-30
Renewal Fuels, Inc.
filed 2008-04-08
CIK 96664

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

Explanatory Notes

Renewal Fuels, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Renewal”) is filing this Amendment No. 1 on Form 10-QSB/A (the “First Amendment”) to its Quarterly Report for the fiscal period ended September 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC.    As more fully discussed in Note 13 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our unaudited financial statements and notes included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis to address the following matters.

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

ITEM 1. FINANCIAL STATEMENTS

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Restated)

ASSETS

Current assets:
Cash	$540,056
Inventories	47,282
Prepaid expenses and other current assets	83,016
Total current assets	670,354

Property and equipment - net	240,986
Finance fees, net of accumulated amortization of $73,757	376,243
Intangibles, net of accumulated amortization of $58,707	462,293
Goodwill	323,684

Total assets	$2,073,560
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current liabilities:
Accounts payable	$280,571
Other payables	88,931
Convertible debt, in default	1,099,626

Total current liabilities	1,469,128

Convertible debt	1,348,487
Convertible preferred stock of subsidiary (preference in liquidation - $1,000,000)	800,000

Total liabilities	3,617,615

Commitments and contingencies

Stockholders’ equity (deficit):
Capital stock:
Preferred stock - par value of $.001; 20,000,000 shares authorized; no shares issued and outstanding	—
Common stock - par value of $.001; 3,000,000,000 shares authorized; 27,488,705 shares issued and outstanding	27,488
Common stock - 1,343,750 shares to be issued	215,000
Additional paid-in capital	8,376,581
Accumulated deficit	(10,163,124)
Total stockholders’ equity (deficit)	(1,544,055)

Total liabilities and stockholders’ equity (deficit)	$2,073,560

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Business		Predecessor Business
	Three Months Ended September 30, 2007 (Restated)	March 9, 2007(Date of Inception) to September 30, 2007 (Restated)	Three Months Ended March 31, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Sales	$148,800	$392,887	$104,360	$571,386	$1,638,813

Cost of sales	109,048	251,390	76,802	350,804	1,034,220

Gross profit	39,752	141,497	27,558	220,582	604,593

Operating expenses:
Employee compensation and benefits	243,101	277,373	52,320	65,405	197,103
Stock-based transaction expense	-	5,131,231	-	-	-
Occupancy and equipment	71,045	79,302	18,666	24,705	98,481
Advertising	96,187	140,170	8,474	37,452	55,542
Research and development	3,140,000	3,140,000	-	-	-
Professional fees	80,150	429,891	8,474	6,588	18,617
Other general and administrative	217,665	315,209	19,085	34,918	119,299
Amortization of intangible assets	45,268	58,707	-	-	-
Total operating expenses	3,893,416	9,571,883	107,019	169,068	489,042

Operating income (loss)	(3,853,664)	(9,430,386)	(79,461)	51,514	115,551

Interest income	68	823	-	-	-
Interest expense	(221,050)	(636,477)	-	-	-
Financing fees	(55,750)	(73,757)	-	-	-
Other expense	(23,326)	(23,326)	-	-	-

Net income (loss)	$(4,153,722)	$(10,163,124)	$(79,461)	$51,514	$115,551

Net income (loss) per share:
Basic	$(0.16)	$(0.41)	$(0.01)	$0.01	$0.02
Diluted	$(0.16)	$(0.41)	$(0.01)	$0.01	$0.02
Weighted average shares outstanding:
Basic	26,228,929	24,795,793	7,000,000	7,000,000	7,000,000
Diluted	26,228,929	24,795,793	7,000,000	7,000,000	7,000,000

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM INCEPTION (MARCH 9, 2007) TO SEPTEMBER 30, 2007
(Restated)

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Total

Balances, March 9, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock sold on March 9, 2007 to founders for cash	-	-	-	-	-	57,279	-	57,279

Assumption of net liabilities	-	-	-	-	-	(1,677,020)	-	(1,677,020)

Stock-based transaction expense related to common stock sold to founders	-	-	-	-	-	5,131,231	-	5,131,231

Common stock issued in exchange for net liabilities in a recapitalization on April 20, 2007	-	-	673,356	673	-	(673)	-	-

Preferred stock issued in reverse merger on April 20, 2007	343,610	343	-	-	-	(343)	-	-

Common stock warrants issued on April 20, 2007 in connection with issuance of convertible debentures	-	-	-	-	-	238,932	-	238,932

Beneficial conversion feature of convertible debt instruments issued or assumed	-	-	-	-	-	923,841	-	923,841

Conversion of preferred stock to common stock on June 21, 2007	(343,610)	(343)	22,907,323	22,907	-	(22,564)	-	-

Common stock issued on conversion of convertible debentures	-	-	224,447	225	-	82,675	-	82,900

Common stock issued for purchase of BSI on July 2, 2007	-	-	3,333,333	3,333	-	1,996,667	-	2,000,000

Fair value of options granted in conjunction with the purchase of BSI on July 2, 2007	-	-	-	-	-	48,181	-	48,181

Common stock warrants issued on July 2, 2007 in connection with issuance of convertible debentures	-	-	-	-	-	1,104,405	-	1,104,405

Beneficial conversion feature of convertible debentures issued on July 2, 2007	-	-	-	-	-	348,287	-	348,287
(continued)

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (MARCH 9, 2007 TO SEPTEMBER 30, 2007)
(Restated)
(continued)

Shares issued on conversion of convertible debentures on July 12 and July 13, 2007	-	-	350,360	350	-	145,750	-	146,100

Cash paid in lieu of fractional shares from the 1-for-15 reverse stock split on July 31, 2007	-	-	(114)	-	-	(68)	-	(68)

Common stock issued on October 5, 2007 for conversion of convertible debentures on September 21, 2007 - 1,343,750 shares	-	-	-	-	215,000	-	-	215,000

Net loss for the period	-	-	-	-	-	-	(10,163,124)	(10,163,124)

Balances, September 30, 2007	-	$-	27,488,705	$27,488	$215,000	$8,376,581	$(10,163,124)	$(1,544,055)

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Business	Predecessor Business
	March 9, 2007 (Date of Inception) to September 30, 2007 (Restated)	Three Months Ended March 31, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(10,163,124)	$(79,461)	$115,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,599	471	16,344
Amortization financing fees	73,757	-	-
Accrued interest and amortization of debt discounts	634,550	-	-
Stock-based transaction expense	5,131,231	-	-
Research and development expense	3,140,000	-	-
Write off of acquired fixed assets	22,931	-	-
Changes in operating assets and liabilities, net:
Accounts receivable	-	-	11,198
Inventories	(12,856)	26,151	26,320
Other current assets	(83,016)	11,915	(1,252)
Accounts payable and accrued expenses	(316,707)	(5,857)	154,124
Customer deposits	-	(12,224)	(31,488)
Net Cash Provided By (Used In) Operating Activities	(1,504,634)	(59,005)	290,797

Cash Flows From Investing Activities:
Acquisition of FuelMeister assets	(494,426)	-	-
Acquisition of Biodiesel Solutions	(422,014)	-	-
Purchases of property and equipment	(46,081)	-	(28,623)
Net Cash Provided By (Used In) Investing Activities	(962,521)	-	(28,623)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	57,279	-	-
Proceeds from issuance of warrants	1,343,337	-	-
Proceeds from issuance of beneficial conversion feature	938,554
Proceeds from issuance of long-term debt	1,118,109	-	-
Payment of debt issuance costs	(450,000)	-	-
Payment for fractional shares	(68)	-	-
Net contributions (distributions) from (to) owner	-	31,953	(348,584)
Net Cash Provided By (Used In) Financing Activities	3,007,211	31,953	(348,584)

RENEWAL FUELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(-continued)

	Successor Business	Predecessor Business
Net Increase (Decrease) In Cash	540,056	(27,052)	(86,410)
Cash - Beginning of period	-	52,626	276,850
Cash - End of period	$540,056	$25,574	$190,440

Supplemental Disclosure Of Cash Flow Information -
Interest paid	$1,927	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Disclosures Of Non-Cash Investing And Financing Activities:
Net liabilities assumed in a recapitalization	$1,677,020	$-	$-

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

Acquisition of FuelMeister Business

Renewal Biodiesel, Inc. (formerly Renewal Fuels, Inc.)(“Renewal Biodiesel” and, as described below, the “Predecessor”) acquired all tangible and intangible assets of the FuelMeister Business of Biodiesel Solutions, Inc. (“BSI”), a Nevada corporation and unrelated and autonomous business entity, effective March 30, 2007. As a result, Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, for a current cost of approximately 70 cents per gallon. Renewal Biodiesel has a network of dealers in the United States for sale and distribution of its products. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

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

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

The following is a summary of the net assets acquired at the date of acquisition, at fair value:

Net assets acquired:
Inventory	$34,426
Fixed assets	9,145
Website domain	50,150
Trade name	118,000
Customer lists, engineering drawings and other intangibles	189,000
Goodwill	93,705
Net assets acquired	$494,426

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

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

The purchase price was allocated to BSI’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The amount allocated to purchased “in process research and development costs” was valued at fair value using a debt free cash flow method. As required by current accounting literature, these costs are immediately expensed in the current period’s income statement. The allocation of the total purchase price is summarized below:

	Purchase Price	Asset Life
	Allocation	In Years
Working capital, net and excluding cash acquired	$(204,231)	-
Fixed assets	90,447	3 - 10
In process research and development	3,140,000	-
Employee contracts	114,000	2
Non-compete agreements	100,000	1.5
Goodwill	229,979	Indefinite
Net Assets Acquired	$3,470,195

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

Stock-Based Compensation

In accordance with Financial Accounting Standards Board Statement No. 123 (“FAS 123 (Revised)”), Share-Based Payments , we account for equity instruments issued to employees for services based on the fair value of the equity instruments issued, and account for equity instruments issued to those other than employees based on the fair value of the consideration received, or the fair value of the equity instruments, whichever is more readily measurable. We anticipate that the shares issued upon exercise of any stock option would be obtained from our authorized and unissued shares.

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

Registration Payment Arrangements

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, are subject to registration rights agreements, which impose penalties for our failure to register the underlying common stock by a defined date. These potential cash penalties, which are referred to as registration payment arrangements, are recorded when payments are both probable and reasonably estimable, in accordance with FAS No. 5, Accounting for Contingencies. As of September 30, 2007 we are in default of certain registration rights agreements and the investors had certain rights to demand payments. However, the investors have not demanded payment, nor have they indicated that they will demand payment. After consultation with investors and other actions we considered necessary, we have concluded that the probability of payment has not risen to a level that would require an accrual. Further, on November 13, 2007, we obtained an agreement with the investors wherein they explicitly waived their rights to any payments that they may otherwise be entitled to as of that date. Such rights were not waived as to periods subsequent to November 13, 2007 and, accordingly, we will continue to evaluate the need to accrue payments in future periods until all of our obligations under the registration rights agreements have been fulfilled. (See Note 7-Long Term Debt for additional information.)

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

NOTE 6 INTANGIBLE ASSETS

The following table summarizes amortized and unamortized intangible assets:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Customer lists	$70,000	$2,333	$67,667
Engineering drawings	70,000	7,000	63,000
Non-compete agreement	146,000	27,938	118,062
Trade name	118,000	5,900	112,100
Patent application	3,000	1,500	1,500
Employment agreements	114,000	14,036	99,964
	$521,000	$58,707	$462,293
Unamortized Intangible Assets:
Goodwill	$323,684
Aggregate Amortization Expense:
Quarter ended September 30, 2007	$58,707

Estimated Amortization Expense:
Quarter ending December 31, 2007			$44,918
Year ending December 31, 2008			177,975
Year ending December 31, 2009			64,834
Year ending December 31, 2010			30,467
Year ending December 31, 2011			30,467
Year ending December 31, 2012			19,967
Thereafter			93,665
			$462,293

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Amortized intangible assets acquired during the period ended September 30, 2007 have a weighted-average amortization period of 4.0 years.

NOTE 7 LONG-TERM DEBT

At September 30, 2007, long-term debt consists of the following:

New Obligations:
YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009, including interest at prime + 2.75% (11% at September 30, 2007)	$1,048,945
Less unamortized discount from warrants and beneficial conversion feature	(372,825)
676,120

YA Global Investments, L.P.,, $400,000 convertible debenture, due May 31, 2009, including interest at prime + 2.75% (11% at September 30, 2007)	414,515
Less unamortized discount from beneficial conversion feature	(400,000)
14,515
YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009, including interest at prime + 2.75% (11% at September 30, 2007)	2,053,890
Less unamortized discount from warrants and beneficial conversion feature	(1,396,038)
657,852
Prior Obligations (in default):
Montgomery Equity Partners, Ltd., $322,220 15% convertible debenture, due on demand, including accrued interest of $140,722	462,942

Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $79,027	379,027

LH Financial, $156,080 18% convertible promissory note, due on demand, including accrued interest of $101,577	257,657

2,448,113

Less: prior obligations in default classified as current	1,099,626

Long-term debt	$1,348,487

New Obligations

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which $1,000,000 was advanced immediately. The second installment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel.

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

Prior Obligations (in default)

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006 and, accordingly, are in default for non-payment of principal and interest. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date.

In connection with these Old Debentures, the Company was obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company did not file the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). As a result, under the terms of the Old Debentures, the Company was required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. However, recognition of damages is subject to consideration of both the probability of incurring damages and whether amounts are estimable. Based upon direct dialog, and as further discussed in the next paragraph, the Company did not record damages in any of the periods presented.

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

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

The remaining Prior Obligations as of September 30, 2007 are in default for non-payment of principal and interest when such amounts became due. The investors rights under these circumstances provide for acceleration (or post-maturity date, demand payment) in cash at the face value plus accrued interest or shares, based upon the contractual conversion option embedded in the arrangements. On November 13, 2007, the Company received a waiver of default remedies under the remaining Prior Obligations that was effective for periods through that date. The waiver does not extend to periods subsequent to November 13, 2007. While the investors have not indicated their intention to call the Prior Obligations, they have the right to do so and, accordingly, the Company is required to carry these obligations as current liabilities until receipt of a waiver that is effective for a period beyond a year or the settlement of the arrangement through payment or conversion.

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

The following table summarizes information concerning all options and warrants at September 30, 2007:

	Stock Options		Warrants
	Weighted		Weighted
	Average Exercise Price		Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 03/09/2007 (Inception):	-	-	-	-	-	-

Granted	96,400	$0.750	3,553,667	$0.590	3,456,667	3,456,667
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 06/30/2007:	96,400	$0.750	3,553,667	$0.590	3,553,067	1,230,767

The following table summarizes information concerning options and warrants outstanding and excercisable at September 30, 2007:

		Options Outstanding		Options Exercisable
			Weighted		Average
	Weighted	Number	Average	Number	Exercise
	Average	of	Exercise	of	Price Per
Range of Exercise Prices	Remaining Life	Options	Price Per Share	Options	Share
$0.750	4.75	96,400	$0.750	24,100	$0.750

$0.750	4.75	96,400	$0.750	24,100	$0.750

		Warrants Outstanding		Warrants Exercisable
			Weighted		Weighted
	Weighted		Average		Average
	Average Remaining	Number of	Exercise Price Per	Number of	Exercise Price Per
Range of Exercise Prices	Life	Warrants	Share	Warrants	Share
$0.015	4.75	6,667	$0.015	6,667	$0.015
$0.150	4.75	1,200,000	$0.150	1,200,000	$0.150
$0.900	4.75	2,250,000	$0.900	2,250,000	$0.900
$0.015 - 0.900	4.75	3,456,667	$0.586	3,456,667	$0.149

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

RENEWAL FUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Reconciliation of accounts as previously reported and as restated:

The following table illustrates the effects on the account classifications resulting from the above restatements:

	As Reported	Restatement Adjustments		As Restated
Balance Sheet as of September 30, 2007
Finance fees net	$1,679,695	$(1,303,452	)(A)	376,243
Intangible assets, net	350,193	112,100	(B)	462,293
Paid-in capital	10,053,601	(1,677,020	)(A)	8,376,581
Accumulated Deficit	(10,530,791)	367,667	(C)	(10,163,124)
Statement of Operations, Three Months Ended September 30, 2007
Amortization of intangible assets	52,807	(7,539	)(B)	45,268
Financing fees	266,076	(210,326	)(A)	55,750
Net income (loss) per share
Basic	(0.17)	0.01	(C)	(0.16)
Diluted	(0.17)	0.01	(C)	(0.16)
Statement of Operations, March 9, 2007 (Date of Inception) to September 30, 2007
Amortization of intangible assets	52,807	5,900	(B)	58,707
Financing fees	447,325	(373,568	)(A)	73,757
Net income (loss) per share
Basic	(0.43)	0.02	(C)	(0.41)
Diluted	(0.43)	0.02	(C)	(0.41)

Notes to adjustments:

(A) Net liabilities assumed in the acquisition of FuelMeister were originally recorded as deferred financing fees and were amortized over the life of the financing arrangement obtained for the purpose of funding the acquisition. We have reclassified these net liabilities and reduced stockholders' equity with a charge to additional paid in capital. We have reversed the amortization charges taken against income.

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

The purchase price was allocated to BSI’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the acquisition. The amount allocated to purchased “in process research and development costs” was valued at fair value using a debt free cash flow method. As required by current accounting literature, these costs are immediately expensed in the current period’s income statement. The allocation of the total purchase price is summarized below:

	Purchase Price	Asset Life
	Allocation	In Years
Working capital, net and excluding cash acquired	$(204,231)	-
Fixed assets	90,447	3 - 10
In process research and development	3,140,000	-
Employee contracts	114,000	2
Non-compete agreements	100,000	1.5
Goodwill	229,979	Indefinite
Net Assets Acquired	$3,470,195

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

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended September 30, 2007 (Successor)
•	Results of operations for the period March 9, 2007 (date of inception) through September 30, 2007 (Successor)
•	Results of operations for the three months ended September 30, 2006 (Predecessor);
•	Results of operations for the three months ended March 31, 2007 (Predecessor);
•	Results of operations for the nine months ended September 30, 2006 (Predecessor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the three months ended September 30, 2007 (unaudited).

Net Sales	$148,800	100.0%
Cost of sales	109,048	73.3%
Gross Profit	39,752	26.7%
Operating Expenses:
Employee compensation and benefits	243,101	163.4%
Occupancy and equipment	71,045	47.7%
Advertising	96,187	64.6%
Research and development	3,140,000	2110.2%
Professional fees	80,150	53.9%
Other general and administrative expenses	217,665	146.3%
Amortization of intangible assets	45,268	30.4%
Total Operating Expenses	3,893,4160	2616.5%
Operating Income (Loss)	(3,853,664)	(2589.8)%
Interest income	68	0.0%
Deferred financing fees	(55,750)	(37.8)%
Interest expense	(221,050)	(148.6)%
Other expenses	(23,326)	(15.7)%

Net Income (Loss)	$(4,153,722)	(2791.5)%

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

Amortization of Intangible Assets

Amortization of intangible assets was $45,268 or 30.4% of revenue for the three months ended September 30, 2007, primarily due to the amortization of assets acquired in the acquisition of BSI

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $221,050 and amortization of financing fees of $56,250, amounted to a net expense of $277,300 for the three months ended September 30, 2007, and increased compared with the Predecessor’s three months ended September 30, 2006, due to the amortization of deferred financing costs and debt discount associated with our convertible debenture obligations.

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

Net Loss

As a result of the above, we reported a net loss of $4,153,722 for the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE PERIOD MARCH 9, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2007

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through September 30, 2007 (unaudited).

Net Sales	$392,887	100.0%
Cost of Sales	251,390	64.0%
Gross Profit	141,497	36.0%
Operating Expenses:
Employee compensation and benefits	277,373	70.6%
Stock-based transaction expense	5,131,231	1306.0%
Occupancy and equipment	79,302	20.2%
Advertising	140,170	35.7%
Research and development	3,140,000	799.2%
Professional fees	429,891	109.4%
Other general and administrative expenses	315,209	80.2%
Amortization of intangible assets	58,707	14.9%
Total Operating Expenses	9,571,883	2436.3%
Operating Income (Loss)	(9,430,386)	(2400.3)%
Interest income	823	0.2%
Deferred financing fees	(73,757)	(18.8)%
Interest expense	(636,477)	(162.0)%
Other expenses	(23,326)	(5.9)%
		0.0%
Net Income (Loss)	$(10,163,124)	(2586.8)%

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

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $315,209 or 80.2% of revenue for the period from March 9, 2007 (inception) through September 30, 2007 and increased compared with the Predecessor’s three months ended September 30, 2006 due to additional costs associated with the BiodieselMaster® product.

Amortization of Intangible Assets Expense

Amortization of intangible assets was $58,707 or 14.9% of revenue for the period from March 9, 2007 (inception) through September 30, 2007, primarily related to the amortization of assets related to the acquisition of BSI on July 2, 2007.

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $636,477 and amortization of financing fees of $73,757, amounted to a net expense of $710,234 for the period from March 9, 2007 (inception) through September 30, 2007.

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

Net Loss

As a result of the above, we reported a net loss of $10,163,124 for the period from March 9, 2007 (inception) through September 30, 2007.

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

Net Income

As a result of the above, FuelMeister reported net income of $51,513 or 9.1% of revenues for the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (PREDECESSOR)

The information contained in this section is that of our Predecessor, the FuelMeister Business, for the three months ended March 31, 2007 (unaudited).

Net Sales	$104,360	100.0%
Cost of Sales	76,802	73.6%
Gross Profit	27,558	26.4%
Operating Expenses:
Occupancy and equipment	18,666	17.9%
Advertising	8,474	8.1%
Other general and administrative expenses	79,879	76.5%
Total Operating Expenses	107,019	102.5%
Operating Income (Loss)	(79,461)	(76.1)%
Net Income (Loss)	$(79,461)	(76.1)%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations:

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. During the period from inception on March 9, 2007 through September 30, 2007, we had a net loss of $10,163,124 which included non-cash items totaling $8,396,011, consisting primarily of stock-based transaction expense, acquired in process R&D, and amortization of deferred financing fees and intangible assets. Our existence is dependent on management’s ability to develop profitable operations and successful integration of our acquired businesses.

Net cash used in investing activities was $962,521, of which $494,426 was used in the acquisition of the assets of the FuelMeister Business, our Predecessor, $46,081 was used for fixed asset acquisitions, and $422,014 was used in the acquisition of BSI.

Net cash provided by financing activities was $3,007,211 consisting of $1,118,109 of proceeds from the sale of convertible debt, beneficial conversion feature, and warrants to YA Global, less $450,000 of fees incurred, issuance of warrants for $1,343,337, issuance of a beneficial conversion feature for $938,554, and $57,279 in proceeds from the sale of our common stock to our founders. At September 30, 2007, our primary debt has terms of approximately 21 months with interest rates ranging from 11% to 15%. All of our debt is convertible by the holder into shares of our common stock. Substantially all of our debt has variable interest rates and, accordingly, a change in interest rates will affect our results of operations. However, interest is generally payable on maturity, rather than currently, and thus our cash flows from operations would not be immediately impacted in the short-term by an adverse change in interest rates.

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

Based upon the initial evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as relating to our Quarterly Report on Form 10-QSB for the Quarterly Period ended September 30, 2007, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our Exchange Act filings. Notwithstanding the aforementioned process, certain errors subsequently came to our attention that, ultimately, required the filing of restated quarterly financial statements for this period and augmentation of certain disclosures, each of which is more fully described in the accompanying financial statements. As a result, we have reconsidered our process for evaluation and our conclusions.

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

10.18	Amendment No. 1 to Secured Convertible Debenture No. MEP-3, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.19	Agreement and Plan of Merger, dated July 2, 2007, among Tech Laboratories, Inc., BSI Acquisitions, Inc. and Biodiesel Solutions, Inc. (3)

10.20	Securities Purchase Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.21	$2,000,000 principal amount Secured Convertible Debenture, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.22	Warrant to purchase 33,750,000 shares of Common Stock of Tech Laboratories, Inc. dated July 2, 2007 (3)

10.23	Amendment No. 1 to Registration Rights Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.24	Security Agreement, dated July 2, 2007, by and between Biodeisel Solutions, Inc., Renewal Fuels, Inc. and Cornell Capital Partners L.P. (3)

10.25	Waiver of Penalties, dated November 13, 2007, between the Company and Montgomery Equity Partners, Ltd.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Form 8-K filed on April 26, 2007

(2)  Incorporated by reference to Form 8-K filed on June 8, 2007

(3)  Incorporated by reference to Form 8-K filed on July 6, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENEWAL FUELS, INC.

Dated: April 8, 2008	By:	/s/ John King
John King,
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)