Form 10KSB
period 2007-12-31
Renewal Fuels, Inc.
filed 2008-04-15
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30172

Renewal Fuels, Inc.
(Name of small business issuer in its charter)

Delaware	22-1436279
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification Number)
1818 North Farwell Avenue Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(414) 283-2625

Securities registered under section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.				☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)	Yes	☒	No	☐
of the Exchange Act during the most recent 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in				☒
this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule	Yes	☐	No	☒
12(b)-2 of the Exchange Act.

State the issuer’s revenue for its most recent fiscal year.	$690,103

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: as of March 31, 2008:	$615,490

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 31, 2008:	30,774,476

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and, (3) any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933 (“Securities Act”).

NONE

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-KSB including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements: our ability to successfully develop our brands and proprietary products through internal development, licensing and/or mergers and acquisitions. Additional factors include, but are not limited to the following: the size and growth of the market for our products, competition, pricing pressures, market acceptance of our products, the effect of economic conditions, intellectual property rights, the results of financing efforts, risks in product development, the Company’s ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in our industry, changes in interest rates, the impact of severe weather on the Company’s operations, the effects of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and, (3) any prospectus filed pursuant to 424(b) or (c) under the Securities Act of 1933 (“Securities Act”).

NONE

PART I

ITEM 1 - DESCRIPTION OF BUSINESS.

Background

Renewal Fuels Inc. (“Renewal Fuels” or the “Company”, formerly Tech Laboratories, Inc.) was originally incorporated in New Jersey in 1947. By early 2007, the Company, then known as Tech Laboratories, Inc., had become a non-operating shell and was seeking potential merger partners. During 2007, as a result of the various events summarized and described below, we completed a series of transactions that set a new direction for the Company as an operating business.

We are now engaged in the business of designing, developing, manufacturing and marketing biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Our products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, at either personal or commercial production scales. We have developed a network of dealers in the United States for sale and distribution of our products. Our manufacturing facilities are currently located in Sparks, Nevada.

In September 2007, we purchased two greenhouses in Kansas which were later transferred to our Renewal Plantations, Inc. subsidiary (“RPI”). RPI is engaged in the growth of cellulosic feedstock for the biofuels industry. Through a service agreement with another party, we are establishing nurseries for the growth of unique high-density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre. RPI was formed on February 11, 2008, and is not yet producing revenue from operations. We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI.

A timeline of the events of 2007, which are more fully described below, follows.

Date	Event

February 22, 2007	Mr. David Marks and Mr. John King are appointed as a Director and Chief Executive Officer, respectively, of the Company.

March 9, 2007	Renewal Fuels (since renamed Renewal Biodiesel) is incorporated by Crivello Group LLC. Messrs Marks and King are directors and officers of Renewal Fuels.

March 9, 2007	Renewal Fuels enters into an Asset Purchase Agreement to acquire the FuelMeister division of Biodiesel Solutions Inc.

March 30, 2007	Renewal Fuels’ acquisition of the FuelMeister division is completed, based on funding provided by Crivello Group LLC.

April 20, 2007	The Company (then called Tech Laboratories, Inc.) and Renewal Fuels merge. The former shareholders of Renewal Fuels receive 343,610 shares of the Company’s series A convertible preferred stock.

April 20, 2007
New debt funding is provided to the Company by YA Global Investments L.P. (formerly Cornell Capital Partners LLP). The funding provided by Crivello to Renewal Fuels for the acquisition of the FuelMeister division is repaid.

June 21, 2007	The former shareholders of Renewal Fuels convert their 343,610 shares of our Series A preferred stock into 22,907,323 shares of our common stock.

July 2, 2007	We acquire Biodiesel Solutions Inc., from whom the FuelMeister division had been acquired by Renewal Fuels on March 30, 2007.

July 2, 2007	YA Global provides us with additional debt funding.

July 9, 2007	The Company merges with a new entity, Tech Laboratories, Inc., incorporated in Delaware, thus moving its domicile from New Jersey to Delaware.

August 1, 2007	The Company’s name is changed from Tech Laboratories, Inc. to Renewal Fuels Inc. The name of the existing Renewal Fuels (with whom we merged on April 20, 2007) is changed to Renewal Biodiesel.

August 1, 2007	We complete a 1-for-15 reverse split of our common stock.

August 1, 2007	The Company’s quotation symbol on the OTC Bulletin Board is changed from TLBT to RNWF

December 31, 2007	YA Global provides us with additional debt funding.

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

On July 9, 2007, the Company, which was a New Jersey entity (“Tech Labs-NJ”), entered into an Agreement and Plan of Merger with Tech Laboratories, Inc., a newly-formed Delaware entity (“Tech Labs - DE”) under which Tech Labs - NJ and Tech Labs - DE were merged with and into the surviving corporation, Tech Labs - DE, whose name was subsequently changed on August 1, 2007 to Renewal Fuels, Inc. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the directors and officers of the Company.

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split pursuant to which, on August 1, 2007, the shares of common stock of the Company that were outstanding at July 31, 2007 (the “Old Shares”) automatically converted into new shares of common stock (the "New Shares"). All common share and per share amounts in this Report have been retroactively restated to reflect this reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as the Old Shares. Stockholders of the Company do not have pre-emptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Acquisition of FuelMeister Business

Prior to our reverse merger with Renewal Biodiesel on April 20, 2007, Renewal Biodiesel had acquired all the tangible and intangible assets of the FuelMeister Business of Biodiesel Solutions, Inc. (“BSI”), a Nevada corporation, effective March 30, 2007. As a result, Renewal Biodiesel is engaged in the business of designing, developing, manufacturing and marketing personal biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Renewal Biodiesel’s manufacturing facilities are currently located in Sparks, Nevada.

The purchase price for the FuelMeister Business, as subsequently adjusted to reflect the inventory on hand at closing, was $494,426. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $250,000 cash portion of the $494,426 purchase price of the assets was funded by loans received from Crivello of $200,000 and cash of $57,279 received by Renewal Biodiesel from our founders for common stock. The loans from Crivello, together with the promissory note for $244,426, were repaid from the proceeds of loans from YA Global Investments L.P. (“YA Global”) described below. The difference of $5,131,231 between the fair value of the 22,907,323 common shares issued to our founders as a result of the reverse merger described above, determined based on the trading price of $0.2265 per share immediately prior to the reorganization and reverse merger, and the amount they paid for their shares of Renewal Biodiesel of $57,279 was recorded by us as stock-based transaction expense.

Acquisition of BSI

On July 2, 2007, the Company and its wholly-owned subsidiary BSI Acquisitions, Inc. (“BSI Acquisitions”) entered into a merger agreement (the “BSI Merger Agreement”) with BSI (from whom Renewal Biodiesel had acquired the FuelMeister Business). Pursuant to the BSI Merger Agreement, BSI Acquisitions was merged with and into BSI and the Company thus acquired all of the remaining business of BSI, other than the FuelMeister Business which was previously acquired as a result of the reverse merger with Renewal Biodiesel. The former shareholders of BSI were issued an aggregate of 3,333,333 shares of common stock of the Company, 1,000,000 shares of a new BSI convertible preferred stock (the “BSI Preferred Stock”), options to purchase 94,600 shares of the Company’s common stock and $500,000 in cash. The BSI Preferred Stock is convertible at any time at the option of the holders into common stock of the Company at a conversion price equal to the greater of (i) $0.75 or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company had loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as a capital contribution to BSI.

BSI will manufacture the BiodieselMaster®, a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year and is designed to be appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design will provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitate remote diagnostics.

Predecessor Business

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying consolidated financial statements included in this Report represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Biodiesel) from the date of its inception on March 9, 2007 through December 31, 2007. The FuelMeister Business acquired by Renewal Biodiesel constitutes our Predecessor business. The accompanying consolidated financial statements, as of December 31, 2007 and for the period March 9, 2007 (date of inception) through December 31, 2007, are those of the Successor. The statements of operations for the three months ended March 31, 2007 and for the year ended December 31, 2006, and the statements of cash flows for the three months ended March 31, 2007 and for the year ended December 31, 2006 are those of our Predecessor, the FuelMeister Business.

Financing With YA Global Investments, L.P.

On April 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with YA Global (formerly Cornell Capital Partners LLP) providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which $1,000,000 was advanced immediately. The second instalment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel. Under the Purchase Agreement, the Company also issued to YA Global five-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.15 per share.

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

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, the Company is obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of April 14, 2008, no demand for registration has been received by the Company.

On July 2, 2007, the Company entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second instalment of $700,000 was to be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit. However, on December 31, 2007, subject to certain conditions , YA Global agreed to advance $300,000 of the second instalment, as described below. Under the Additional Purchase Agreement, the Company also issued to YA Global five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.75, not $0.60.

On December 31, 2007, the Company entered into an Amendment Agreement (the "Amendment Agreement") with YA Global, amending the Additional Purchase Agreement of July 2, 2007, to provide for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $300,000 (the "Second Additional Debentures"). As part of the Amendment Agreement, the Company agreed that it would comply with the requirement to have unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit no later than January 31, 2008. The Company also agreed to have signed a definitive joint venture with Eco Plantations no later than January 31, 2008. The Company has not complied with these undertakings and, accordingly, all its obligations to YA Global are in default. Concurrently with the additional funding from YA Global, certain stockholders and management of the Company loaned $150,000 to the Company and the Company covenanted to YA Global that, as long as the debentures issued by the Company to YA Global are outstanding, that these loans would not be repaid without the express written consent of YA Global.

As part of the Amendment Agreement, the Company also agreed to reduce the exercise price of the 1,200,000 warrants issued to YA Global on April 20, 2007 from $0.15 per share to $0.001 per share and to reduce the exercise price of 1,200,000 of the 2,250,000 warrants issued to YA Global on July 2, 2007 from $0.90 per share to $0.001 per share. On March 27, 2008, YA Global completed a cashless exercise of the 1,200,000, warrants originally issued on April 20, 2007 and was issued 1,186,813 shares of common stock.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Second Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.05, not $0.60.

All of the above obligations to YA Global, together with prior obligations to YA Global described below, are secured by a security interest in the Company’s assets, including its intellectual property. In addition, the Company pledged the shares of Renewal Biodiesel and BSI to YA Global as additional security for the obligations to YA Global.

Prior Obligations Due to YA Global and Others

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. On September 21, 2007, YA Global converted $215,000 of the $537,220 principal amount of the Old Debentures held by it into 1,343,750 shares of common stock and on January 24, 2008, converted a further $72,500 of the Old Debentures into 755,208 shares of common stock.

In connection with these Old Debentures, the Company is obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company has not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. The Company has received a letter dated November 14, 2007 from YA Global waiving, as of that date, all rights to collect any and all liquidated damages arising from any default under any of the convertible debenture agreements.  Because any common shares obtained by YA Global on conversion of the Old Debentures may now be freely sold by them under Rule 144(k), without volume restrictions and without registration, the Company does not believe it will be subject to any penalties after November 14, 2007 for not filing the required registration statement.

The Company also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by YA Global and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. During 2007, YA Global converted their entire principal amount of $168,000, plus all accrued interest thereon of $61,000, into 574,807 common shares.

Item 1(a) - Current Business

Business Strategy and Core Philosophies

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

Renewal’s Products

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

Biodiesel Industry Overview

Biodiesel is produced by chemically modifying renewable, biologically based (biomass) oil or fats by reacting them with methanol and a catalyst and then separating/purifying the reaction products. This reaction also produces glycerol and fatty acids as co-products. Biodiesel can be used to displace petroleum-based fuel in diesel engines, which account for approximately 22% of the fuel consumed in the transportation sector (EIA Annual Energy Outlook 2006 - available: http://www.doe.eia.gov/aeo2006/). It can be also be used in other combustion equipment (e.g., boilers and heaters) as a replacement for petroleum distillate oil fuels. The current conventional feedstock sources for producing biodiesel are oil crops (e.g., soybean, canola), waste vegetable oils from restaurants and other food processing plants, or animal fats. Proposed unconventional (not yet commercially available) feedstock sources include oil extracted from wastewater sludge, algae, and corn oil from ethanol processing.

Distribution

Our primary distribution for our FuelMeister product line is through our national network of dealers. The dealer network is based on an exclusive (‘sell-only’) relationship. We also sell directly to customers via our website at www.fuelmeister.com.

Our website offers customers an opportunity to learn about and understand our products, contact local dealers, and obtain schedules of informative workshops and seminars being offered by our dealers in connection with our FuelMeister products.

We provide regular dealer training and manage the dealer network to provide optimum geographic coverage. New dealers are required to meet a set of conditions in order to obtain a standard dealership. Based on demonstrated volume achievement and leadership of sales workshops, dealers are able to participate in our tiered reward program, thereby increasing the dealer’s profitability based on volume of sales.

Our BiodieselMaster product will be sold via direct sales efforts and 3rd party sales associates. We may also utilize our dealer network for BiodieselMaster sales referrals.

Competition

Our FuelMeister product was the first personal biodiesel processor to enter the market and is a market leader with over 2,500 units sold worldwide. As a market leader, our pricing tends to drive the market pricing, as demonstrated by previous promotional discounting activities.

Our competitors market products which vary from do-it-yourself plans to full turnkey processors. Many of these products are ‘copycat’ processors which use similar technology to the first generation FuelMeister processor. These competitors include, but are not limited to the following companies: Extreme Biodiesel, EZ Biodiesel, and Biodiesel Works.

The FuelMeister II is a second-generation processor, upgraded in 2006. Via this upgrade, FuelMeister established its competitive advantage via its patent-pending Direct Catalyst Injection technology, its pure-drain tanks, and its quality of construction and materials. We also maintain technical and product support via online resources and full-time customer service staff. Additionally, we maintain an exclusive sell-only agreement with the manufacturers of the FuelMeister tanks to help prevent further copycat competition.

Our BiodieselMaster product is designed to be the industry pacesetter for its production scale, at 350,000 gallons per year. Most systems in this scale require much more significant labor and operations involvement. The BiodieselMaster is a continuous production system which is fully automated and remotely monitored, significantly decreasing operational costs and user involvement relative to traditional batch systems. The unit is designed to produce ASTM-quality biodiesel from virgin vegetable oil and high-quality used vegetable oil feedstock.

Sources and Availability of Raw Materials

In the United States, biodiesel is made primarily from soybean oil and secondarily from a product called yellow grease, which is essentially used restaurant cooking oil. It can also be made from tallow, a hard fat that comes from cattle or sheep, which is frequently used to make soap and other products.

In Europe, where there is a thriving biodiesel industry, the fuel is made from rapeseed oil, which is produced from a plant that is in the mustard and turnip families. The European variety of rapeseed is not grown in the United States due to the climate it needs to thrive; however the canola variety of this plant is grown in some parts of the country.

The market for diesel/distillate fuels is growing at a rate faster than other fuel segments (EIA Annual Energy Outlook 2006, referenced above). The impetus to switch to renewable replacements to meet a portion of this demand is influenced by many factors such as concerns about U.S. energy security, consumer awareness of environmental and economic issues, and other regulations/mandates that promote their use. According to the National Biodiesel Board, production of biodiesel increased approximately 36 times between 2001 and 2006. Biodiesel is increasingly being offered at retail locations, with stations prevalent in the Midwest, Northeast, Southwest and Northwest. Some of the biodiesel pumps are located at conventional gas stations, while others are located at marinas and at agricultural locations. The National Renewable Energy Laboratory, the Department of Energy’s premier laboratory for renewable energy research and development, estimates that biodiesel could one day replace 10 percent of the petroleum diesel currently used.

Intellectual Property

We are the owner of the following provisional patent application which has been submitted in the United States and is to be used in the development of our biodiesel processor technologies. This application shows inventive steps and novelty, required for new patents to issue.

Transesterifcation Catalyst Mixing System; Application No. 60/805,332, filed on June 20, 2006.

Additionally, we are the owners of the following trademark: “Fuelmeister” U.S. Registration No. 78/788761. Such trademark is inclusive of Nevada and Washington State registrations, but exclusive of Green Fuels Ltd. (a company located in the UK) which has a prior Manufacturing License from BSI to build FuelMeister (original version only) as “FuelMeister by Green Fuels Ltd.” and market it in Europe, Africa, and the Middle East.

Government Regulation

In the US, two significant energy policy measures have shaped renewable fuels’ present and future status. First, the Energy Policy Act (EPAct) was passed in 1992, designed to encourage the use of alternative fuels to help reduce US dependence on imported oil. For fiscal year 1999 and beyond, 75% of a federal fleet’s vehicle acquisitions must be alternative fuel vehicles. Supplementing this is Executive Order 13149 (EO13149), which mandated that any federal agency with a fleet of 20 or more vehicles in the US must develop a compliance strategy that documents how the agency planned to accomplish a required reduction of 20% in petroleum consumption by 2005 (vs. 1999 consumption).

In addition to these mandates, recent changes to tax policy have continued to build incentives for alternative fuels. The Volumetric Ethanol Excise Tax Credit (VEETC) provision contained in the JOBS/FSC/ETI Bill (‘Jumpstart Our Business Strength’ bill, containing a repeal of the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) exclusion) has improved the distribution and availability of both E85 and Biodiesel fuels. This bill was signed into law in October 2004.

In January 2000, the Environmental Protection Agency enacted a set of diesel emission standards that requires significant reduction in harmful emissions, especially particulate matter and oxides of Nitrogen. Particulate matter in diesel emissions is to be reduced by 90% and oxides of Nitrogen are to be reduced by 95%, beginning in 2004 and to be fully implemented by 2007. In addition, the Environmental Protection Agency also requires that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.

More recently (April 2007), the U.S. Environmental Protection Agency established the nation’s first comprehensive Renewable Fuel Standard (RFS) program. Authorized by the Energy Policy Act of 2005, the RFS program requires that the equivalent of at least 7.5 billion gallons of renewable fuel be blended into motor vehicle fuel sold in the U.S. by 2012. The program is estimated to cut petroleum use by up to 3.9 billion gallons and cut annual greenhouse gas emissions by up to 13.1 million metric tons by 2012; the equivalent of preventing the emissions of 2.3 million cars.

The RFS program will promote the use of fuels such as ethanol and biodiesel, which are largely produced from American crops. The program will create new markets for farm products, increase energy security, and promote the development of advanced technologies that will help make renewable fuel cost-competitive with conventional gasoline. In particular, the RFS program establishes special incentives for producing and using fuels produced from cellulosic biomass, such as switchgrass and woodchips.

The RFS program requires major American refiners, blenders, and importers to use a minimum volume of renewable fuel each year between 2007 and 2012. The minimum level or “standard” which is determined as a percentage of the total volume of fuel a company produces or imports will increase every year. For 2007, 4.02 percent of all the fuel sold or dispensed to U.S. motorists had to come from renewable sources, roughly 4.7 billion gallons.

The RFS program is based on a trading system that provides a flexible means for industry to comply with the annual standard by allowing renewable fuels to be used where they are most economical. Various renewable fuels can be used to meet the requirements of the program. While the RFS program establishes that a minimum amount of renewable fuel be used in the United States, more fuel can be used if producers and blenders choose to do so.

President Bush signed into law December 19, 2007 the Energy Independence and Security Act of 2007, which mandates a 40 percent increase in U.S. fuel economy by 2020 and will help reduce overall U.S. dependence on oil. Taken together, the act's measures are expected to save 6 billion metric tons of CO-2 emissions, more than the Kyoto Protocol would save.

In relation to renewable fuels, the law mandates the use of 36 billion gallons of renewable fuel (five times the level of current use) in the U.S. vehicle fuel supply by 2022. At least 60 percent of this must come from "advanced biofuels" - defined as fuels that cut greenhouse gas emissions by at least 50 percent. Such advanced biofuels could include ethanol derived from cellulosic biomass-such as wood waste, grasses, and agricultural wastes-as well as biodiesel and butanol.

Research and Development

Research and development expenses for the period from March 9, 2007 (inception) through December 31, 2007 were $3,140,000 representing in-process research and development costs incurred in the acquisition of BSI on July 2, 2007.

Employees

We currently have 10 full-time employees, including one full-time employee at Renewal, 3 full-time employees at BSI, and 6 full-time employees at Renewal Biodiesel. We believe our employee relations with our current employees are good.

ITEM 1(b) - RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our businesses, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

We are a development stage company, have a limited operating history, incurred significant operating losses and will require additional capital to continue our operations

Since inception, we have incurred losses from operations. Furthermore, we will require a significant amount of capital to proceed with our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. Our Predecessor historically funded its cash requirements through operations and contributions from the former owner. In connection with the acquisition of the FuelMeister Business and BSI, we obtained debt financing, which is now in default. We expect we will need to obtain additional funding through private or public equity and/or debt financing to pay for the infrastructure needed to support our planned growth. There can be no assurance that our plans will materialize and/or that we will be successful in raising required capital to grow our business and/or that any such capital will be available on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We may not be able to manage our growth effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, slower growth is likely to occur, thereby slowing or making it improbable that we will achieve and sustain profitability and continue our business as a going concern.

We may experience potential fluctuations in results of operations.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of our operations; (b) the ability to develop infrastructure to accommodate growth; (c) the ability to develop new products; and (d) the amount and timing of operating costs and capital expenditures relating to establishing our business operations and infrastructure. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

Our commercial success will depend in part on our ability to obtain and maintain patent protection.

Our success will depend in part on our ability to obtain and/or maintain and enforce patent protection for our technologies and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Although we hold provisional patent and trademark protection for the FuelMeister and Direct Catalyst Inject lid, there can be no assurance that patents will issue from the patent application we filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. There can be no assurance that patents will be valid or will afford us with protection against competitors with similar technology. The failure to obtain and/or maintain patent protection on the technologies underlying our proposed products may have a material adverse effect on our competitive position and business prospects.

It is also possible that our technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market. There can be no assurance that we have identified United States and foreign patents that pose a risk of infringement.

We may experience difficulties in the Introduction of new products that could result in us having to incur significant unexpected expenses or delay the launch of new products.

Our technologies and products are in various stages of development. These development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that they will sustain us to achieve profitable operations.

We are dependent upon key personnel.

Our success is heavily dependent on the continued active participation of certain of our current executive officers. Loss of the services of one of our officers could have a material adverse effect upon our business, financial condition or results of operations. We do not maintain any key life insurance policies for any of our executive officers or other personnel. The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place.

We are dependent upon performance of our dealer network.

Our success is heavily dependent on the continued performance of our existing dealers, and our ability to maintain and expand the dealer network. Loss of a major dealer relationship could have a material adverse effect upon our business, financial condition or results of operations. We do not have any guarantees of dealer performance, nor provisions to rectify the loss of a major dealer. The loss of any of our dealers could significantly impact our business until adequate replacements can be identified and put in place.

There is a risk that products developed by competitors will reduce our profits or force us out of business.

We may face competition from companies that are developing products similar to those we are developing. The biodiesel fuels industry has spawned a large number of efforts to create technologies for production of biodiesel fuel. These companies may have significantly greater marketing, financial and managerial resources than us. We cannot assure investors that our competitors will not succeed in developing and distributing products that will render our products obsolete or noncompetitive. Generally, such competition could potentially force us out of business.

Our products can only be applied to a limited range of uses with the resulting concentration possibly limiting our potential growth.

Our products are being developed with a limited set of functional uses relating primarily to biodiesel production for internal combustion engines. Significant efforts by others exist to find alternatives to internal combustion engines. In addition, the regulatory environment is becoming increasingly restrictive with regard to the performance of internal combustion engines and the harmful emissions they produce. If alternatives to internal combustion engines become commercially viable, it is possible that the potential market for our products could be reduced, if not eliminated.

We create products which may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.

The production of biodiesel fuel involves the controlled use of materials that are hazardous to the environment. We cannot eliminate the risk of accidental contamination or discharge and any resulting problems that occur. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Claimants may sue us for injury or contamination that results from use by third parties of alternative fuel products, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

Production technology changes could adversely impact our ability to operate at a profit or compete in the biodiesel industry.

Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. Our biodiesel production technologies are single purpose and have no use other than the production of biodiesel. Obsolescence of our technologies which are currently utilized to produce biodiesel could adversely impact our ability to generate revenues and/or operate at a profit.

Risks Related To Our Industry

Oil and gas prices are volatile

Our revenues, cash flow, operating results, financial condition and ability to borrow funds or obtain additional capital will depend substantially on the prices that we receive for our biodiesel processing machines. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results as sales of our products may fall. Depressed prices in the future would have a negative effect on our future financial results.

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to the following:

• the threat of global terrorism;

• regional political instability in areas where exploratory oil and gas wells are drilled;

• the available supply of oil;

• the level of consumer product demand;

• weather conditions;

• political conditions and policies in the greater oil producing regions, including the Middle East;

• the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

• the price of foreign imports;

• actions of governmental authorities;

• domestic and foreign governmental regulations;

• the price, availability and acceptance of alternative fuels; and

• overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty future oil and gas prices. Our inability to respond appropriately to changes in these factors could negatively affect our profitability.

Risks Related to Our Common Stock

We are a development stage company, have a limited operating history, incurred significant operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception on March 9, 2007 through December 31, 2007, we have incurred a net loss of $11,122,325. We expect to continue to incur losses as we spend additional capital to develop and market our products and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. This could cause our stock price to decline and result in you losing a portion or all of your investment.

We are a development stage company, have a limited operating history, incurred significant operating losses and will require additional capital to continue our operations

We will require a significant amount of capital to proceed with our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. There can be no assurance that our plans will materialize and/or that we will be successful in raising required capital to grow our business and/or that any such capital will be available on terms acceptable to us. If we are not successful in obtaining additional funding, we may have to curtail or cease our operations and will no longer be a going concern. This could cause our stock price to decline and result in you losing a portion or all of your investment.

Our issuance of common stock at a price below prevailing trading prices at the time of issuance may cause our stock price to decline.

Currently outstanding options, convertible notes and warrants, as well as other convertible securities that we may issue in the future, may result in shares being issued for consideration that is less than the trading price of our common stock at the time the shares are issued. We may also issue shares in the future at a discount to the trading price of our common stock. Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. As of March 31, 2008, 30,774,476 common shares were issued and outstanding. Furthermore, the average three month trading volume for our common shares has been approximately 57,000. The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 20,180,666 of the 30,774,476 shares outstanding, on approximately 66%, are held by our officers, directors and principal stockholders ( holders of 5% or more). As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

While we may, at some point, be able to meet the requirements necessary for our common stock to be listed on the Nasdaq stock market or on another national securities exchange, we cannot assure you that we will ever achieve such a listing. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, which could result in you losing some or all of your investment.

The so-called “penny stock rule” makes it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

Trading of our common stock on the OTC Bulletin Board is subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Because our common stock has historically traded below $5.00 per share, it is deemed to be a penny stock, and consequently trading in our stock is subject to additional sales practice requirements on broker-dealers.

These require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;

•	receive the purchaser’s written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, the penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements which may have a material adverse effect on the trading of our shares.

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and we file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual reports contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate offices are located at 1818 North Farwell Avenue, Milwaukee, Wisconsin 53202. We currently lease use of such offices, together with administrative services, on an at-will basis from a related party at a monthly rent of $500.

Renewal’s assembly and distribution center is currently located at 1395 Greg Street, Suite #102, Sparks, Nevada. We lease approximately 30,000 square feet of space under an operating lease expiring on October 31, 2008. Our monthly rent is approximately $11,000, plus a share of operating costs estimated to be $3,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, Renewal may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “RNWF”. On August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTCBB was changed from TLBT to RNWF.

The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2007
Quarterly period ended:	High	Low
December 31, 2007	$0.650	$0.150
September 30, 2007	$0.900	$0.200
June 30, 2007	$1.800	$0.227
March 31, 2007	$0.525	$0.225

	2006
	High	Low
December 31, 2006	$2.025	$0.225
September 30, 2006	$1.080	$0.450
June 30, 2006	$2.970	$0.675
March 31, 2006	$5.850	$0.405

Holders:

As of December 31, 2007, there were 128 holders of record of our common stock.

Dividends:

We do not declare or pay any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

On August 30, 2007, the Company issued 66,666 shares of its common stock, par value $0.001 per share, to Sichenzia, Ross, Friedman, Ference LLP in consideration for services provided to the Company.  The shares were not registered in reliance upon Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements included in Item 7, herein.

The following discussion and other sections of this Form 10-KSB contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

History

By early 2007, we had become a non-operating shell and were seeking potential merger partners. During 2007, as a result of the various events summarized and described below, we completed a series of transactions that set a new direction for the Company.

As of December 31, 2007, we had two wholly-owned subsidiaries - Renewal Biodiesel, Inc. (“Renewal Biodiesel”) and Biodiesel Solutions, Inc. (“BSI”).

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

BSI, which we acquired on July 2, 2007, has developed and will manufacture a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year, appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design will provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitates remote diagnostics. BSI’s manufacturing facilities are currently located in Sparks, Nevada, adjacent to the manufacturing facilities for Renewal Biodiesel.

In September 2007, we purchased two greenhouses in Kansas which were later transferred to our Renewal Plantations, Inc. subsidiary (“RPI”). RPI is engaged in the growth of cellulosic feedstock for the biofuels industry. Through a service agreement with another party, we are establishing nurseries for the growth of unique high-density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre. RPI was formed on February 11, 2008, and is not yet producing revenue from operations. We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI.

A timeline of the events of 2007, which are more fully described below, follows.

Date	Event

February 22, 2007	Mr. David Marks and Mr. John King are appointed as a Director and Chief Executive Officer, respectively, of the Company.

March 9, 2007	Renewal Fuels (since renamed Renewal Biodiesel) is incorporated by Crivello Group LLC. Messrs Marks and King are directors and officers of Renewal Fuels.

March 9, 2007	Renewal Fuels enters into an Asset Purchase Agreement to acquire the FuelMeister division of Biodiesel Solutions Inc.

March 30, 2007	Renewal Fuel’s acquisition of the FuelMeister division is completed, based on funding provided by Crivello Group LLC.

April 20, 2007	The Company (then called Tech Laboratories, Inc.) and Renewal Fuels merge. The former shareholders of Renewal Fuels receive 343,610 shares of the Company’s series A convertible preferred stock.

April 20, 2007
New debt funding is provided to the Company by YA Global Investments L.P. (formerly Cornell Capital Partners LLP). The funding provided by Crivello to Renewal Fuels for the acquisition of the FuelMeister division is repaid.

June 21, 2007	The former shareholders of Renewal Fuels convert their 343,610 shares of our Series A preferred stock into 22,907,323 shares of our common stock.

July 2, 2007	We acquire Biodiesel Solutions Inc., from whom the FuelMeister division had been acquired by Renewal Fuels on March 30, 2007.

July 2, 2007	YA Global provides us with additional debt funding.

July 9, 2007	The Company merges with a new entity, Tech Laboratories, Inc., incorporated in Delaware, thus moving its domicile from New Jersey to Delaware.

August 1, 2007	The Company’s name is changed from Tech Laboratories, Inc. to Renewal Fuels Inc. The name of the existing Renewal Fuels (with whom we merged on April 20, 2007) is changed to Renewal Biodiesel.

August 1, 2007	We complete a 1-for-15 reverse split of our common stock.

August 1, 2007	The Company’s quotation symbol on the OTC Bulletin Board is changed from TLBT to RNWF

December 31, 2007	YA Global provides us with additional debt funding.

Reorganization of Tech Laboratories, Inc. and Reverse Merger with Renewal Biodiesel, Inc.:

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

The net liabilities assumed primarily represent debt obligations to YA Global and were assumed in connection with the provision of additional long-term debt financing provided by YA Global (see Note 6 in our accompanying consolidated financial statements included in this Report), which additional funding was provided simultaneously with the reverse merger and recapitalization. In addition, the Company paid $180,000 in fees in connection with the additional debt funding provided by YA Global.

Tech Laboratories had no active business operations immediately prior to the merger. Mr. John King, our Chief Executive Officer and Mr. David Marks, our Chairman, were appointed immediately prior to the merger and were minority shareholders of Renewal Biodiesel.

Immediately prior to the reorganization, Renewal Biodiesel issued an aggregate of 5,727,979 shares of its common stock to 23 accredited investors for an aggregate consideration of $57,279. Under the terms of the agreement, we acquired 100% of the 5,727,979 shares of common stock of Renewal Biodiesel in exchange for the issuance by us of 343,610 shares of series A preferred stock, which were subsequently converted into 22,907,323 common shares (approximately 97% of the outstanding common shares immediately after the reorganization). The average share price paid for the 5,727,979 shares of Renewal Biodiesel exchanged for our common shares was $0.01. Current officers, directors and principal stockholders of ours, who as of March 31, 2008 beneficially own in the aggregate approximately 66% of our outstanding common stock, owned the following aggregate shares of common stock of Renewal Biodiesel:

Name	Common Shares Received	Renewal Biodiesel Shares Owned	Average P Price Paid
Crivello Group LLC (1)	666,666	166,700	$0.01
Frank P. Crivello SEP IRA (1)	13,333,333	3,334,000	$0.01
John King	2,300,000	575,115	$0.01
David Marks (2)	2,700,000	675,135	$0.01
Other investors as a group (17)	3,907,324	977,029	$0.01
	22,907,323	5,727,979

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

On July 10, 2007, the majority stockholders of the Company authorized a 1-for-15 reverse stock split which was effective on August 1, 2007. As a result, the shares of common stock of the Company (the "Old Shares") that were outstanding at July 31, 2007 automatically converted into 23,805,126 shares of common stock (the "New Shares"). All common share and per share amounts in this Report have been retroactively restated to reflect this reverse stock split. The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same par value, voting rights and other rights as the Old Shares. Stockholders of the Company do not have pre-emptive rights to acquire additional shares of common stock which may be issued. Also on August 1, 2007, the Company changed its name from Tech Laboratories, Inc. to Renewal Fuels, Inc. and the Company’s quotation symbol on the OTC Bulletin Board was changed from TLBT to RNWF.

Acquisition of Assets of FuelMeister Business:

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which was effective March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business,” the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $250,000 cash portion of the $494,426 purchase price of the assets was funded by loans received from Crivello of $200,000 and cash of $57,279 received by Renewal Biodiesel from our founders for common stock. The loans from Crivello, together with the promissory note for $244,426, were repaid from the proceeds of loans from YA Global Investments L.P. (“YA Global”) discussed below in the section on Liquidity and Capital Resources.

Renewal Biodiesel also entered into a management services agreement with BSI, pursuant to which BSI agreed to provide general management and administrative services to Renewal Biodiesel, as well as the use of its facilities. Renewal Biodiesel reimbursed BSI for the direct cost of services and facilities, as provided. The agreement terminated 90 days after the FuelMeister acquisition or upon ten days notice by Renewal Biodiesel. As discussed below, we acquired BSI on July 2, 2007, which effectively resulted in termination of the agreement.

The acquisition of the FuelMeister Business by Renewal Biodiesel was accounted for by the purchase method in accordance with Financial Accounting Standards Board Statement No. 141 ("FAS 141") and the results of its operations are included in these consolidated financial statements from the date of acquisition. The aggregate purchase price determined in accordance with FAS 141 was $494,426.

The following is a summary of the net assets acquired at the date of acquisition, at fair value:

Net assets acquired:
Inventory	$34,426
Fixed assets	9,145
Website domain	50,150
Tradename	118,000
Customer lists, engineering drawings and other intangibles	189,000
Goodwill	93,705
Net assets acquired	$494,426

.Acquisition of BSI:

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

As consideration for the acquisition of BSI, we issued an aggregate of 3,333,333 shares of common stock, 1,000,000 new Series B convertible preferred shares of BSI (initially convertible into 1,333,333 shares of our common stock), options to purchase 94,600 shares of our common stock and $500,000 in cash. The BSI Preferred Stock is convertible at anytime at the option of the holders into our common stock at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, we loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as a capital contribution to BSI.

The aggregate purchase price for the BSI acquisition was determined based on the fair value of the consideration issued, which consisted of common stock, preferred shares of BSI convertible into our common stock, options to purchase our common stock and cash, as follows:

3,333,333 shares of common stock	$2,000,000
1,000,000 shares of convertible preferred stock of BSI	800,000
96,400 common stock options	48,181
Note receivable from BSI reclassified to contributed capital	200,000
Cash paid, net of $77,986 cash acquired	422,014
Total purchase price	$3,470,195

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

Purchase Accounting For Acquisition:

The results of operations of the 2007 Acquisitions are included in our results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines our consolidated results of operations and the companies that we acquired as if the acquisitions had occurred at the beginning of fiscal year 2006:

	For The Twelve Months Ended December 31,
	2007	2006
Revenues	$1,186,466	$$1,838,156
Loss from Operations	$(2,323,853)	$(8,973,085)
Net Loss	$(3,981,286)	$(11,235,159)
Per Share - basic and fully diluted	$(0.14)	$(0.42)
Weighted average shares outstanding	27,488,705	26,957,566

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.

Business strategy, core philosophies, current operations

We are dedicated to technologies that enable the production of high quality fuels from a variety of non-food feedstock sources and waste sources. We believe that developed and emerging technologies to produce fuels from waste and from crops grown on land not used for production of food will provide an important alternative to feedstock sources which compete with uses for food.

Our business model includes strategic partnerships and acquisitions in the expanding biofuels industry. Increasing political and social responsiveness, combined with exciting developments in biofuel technology, has created an unprecedented environment for organic growth as well as growth through acquisitions. Our focused business model is designed to facilitate high profit margins and security of feedstock pricing.

Our management is establishing relationships with multiple biofuel entities with projects, products, and technologies at various stages of development, fitting the Company’s mission. The company is currently seeking additional technologies and businesses to add to its portfolio, which currently includes the businesses described below.

We manufacture and market the FuelMeister® line of personal biodiesel processors from our facility in Sparks, NV. The FuelMeister allows a user to make biodiesel from waste vegetable oil, for personal use. The FuelMeister line of biodiesel processors are produced from industrial-grade materials. In general, it takes approximately 1/2 hour hands-on time per batch of biodiesel fuel production. The products offered are not do-it-yourself kits, but complete systems with all key components needed to make biodiesel ‘at home’ with ease and confidence.

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

BSI, which was acquired on July 2, 2007, will manufacture a complementary product to FuelMeister called BiodieselMaster®. This product is a factory-built biodiesel processing plant that is appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The BiodieselMaster® is a community-scale biodiesel processing unit that is designed to produce 350,000 gallons of biodiesel per year. The design provides a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system minimizes labor costs and facilitates remote diagnostics.

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

Predecessor Business:

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying consolidated financial statements represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Biodiesel) from the date of its inception on March 9, 2007 through December 31, 2007. The FuelMeister Business acquired by Renewal Biodiesel constitutes our Predecessor business. The accompanying consolidated financial statements, as of December 31, 2007 and for the period March 9, 2007 (date of inception) through December 31, 2007, are those of the Successor. The statements of operations and the statements of cash flows for the three months ended March 31, 2007 and for the year ended December 31, 2006 are those of our Predecessor, the FuelMeister Business.

The results of operations contained in this section is that of the Sucessor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through December 31, 2007, and of our Predecessor, FuelMeister, for the three months ended March 31, 2007, and for the twelve months ended December 31, 2006 (unaudited).

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the period March 9, 2007 (date of inception) through December 31, 2007 (Successor);

•	Results of operations for the three months ended March 31, 2007 (Predecessor);

•	Results of operations for the twelve months ended December 31, 2006 (Predecessor);

RESULTS OF OPERATIONS FOR THE PERIOD MARCH 9, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through December 31, 2007.

	Successor Business
	March 9, 2007 (date of inception) to December 31, 2007
Net Sales	$690,103	100%
Cost of Sales	472,786	68%
Gross Profit	217,317	32%
Operating Expenses:
Employee compensation and benefits	618,827	90%
Stock-based transaction expense	5,131,231	744%
Occupancy and equipment	132,052	19%
Advertising	199,981	29%
Research and development	3,140,000	455%
Professional fees	550,590	80%
Other general and administrative expenses	431,059	62%
Amortization of intangible assets	103,975	15%
Total Operating Expenses	10,307,715	1,494%

Operating Income (Loss)	(10,090,398)	-1,462%
Interest income	823	0%
Interest expense	(1,011,321)	-147%
Other expenses	(21,429)	-3%

Net Income (Loss)	$(11,122,325)	-1,612%

Revenues: For the period from March 9, 2007 (inception) through December 31, 2007, net sales were $690,103.

Our future revenues may be affected by a variety of factors, many of which are outside our control, including (a) the success of our operations; (b) the ability to develop infrastructure to accommodate growth; (c) the ability to develop new products; (d) the cost of biodiesel feedstocks and the resulting impacts on our prospective customers’ businesses, (e) the amount and timing of operating costs and capital expenditures relating to establishing our business operations and infrastructure, and (f) competition. As a result of our limited operating history and the emerging nature of our business plan, it is difficult to forecast revenues or earnings accurately, which may fluctuate significantly from quarter to quarter.

Cost of Sales and Gross Profit: Cost of sales for the period from March 9, 2007 (inception) through December 31, 2007 was $472,786 or 68% of revenues. Gross profit margin was $217,317 or 32% for the period from March 9, 2007 (inception) through December 31, 2007.

Employee Compensation and Benefits: Employee compensation and benefits were $618,827 or 90% of revenues for the period from March 9, 2007 (inception) through December 31, 2007.

Stock Based Transaction Expense: Stock based transaction expense related to cheap stock issued in the reverse merger and recapitalization was $5,131,231 or 744% of revenues for the period from March 9, 2007 (inception) through December 31, 2007.  The fair value of the common stock issued to the shareholders of Renewal Biodiesel was estimated to be $0.2265 per share, based on the trading price of our common stock immediately prior to the reorganization and reverse merger. The difference between the fair value of the shares issued and the amount paid by the shareholders of Renewal Biodiesel for their shares resulted in an immediate expense of $5,131,231.

Occupancy and Equipment: Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $132,052 or 19% of revenues for the period from March 9, 2007 (inception) through December 31, 2007

Advertising Expenses: Advertising expenses were $199,981, or 29% of revenues, for the period from March 9, 2007 (inception) through December 31, 2007.

Research and Development Expenses: Research and development expenses for the period from March 9, 2007 (inception) through December 31, 2007 were $3,140,000 or 455% of revenues representing in-process research and development costs incurred in the acquisition of BSI on July 2, 2007.

We continue to focus on research and development activities in connection with biofuels. We will continue to make investments in biofuel processing techniques, focusing on how to best apply the latest advancements in the industry into commercially viable products. Any research and development costs and related engineering costs related to product development will be expensed as incurred.

Professional Fees: Professional fees, consisting primarily of accounting, attorney and valuation fees, were $550,590 or 80% of revenues for the period from March 9, 2007 (inception) through December 31, 2007.

General and Administrative Expenses: General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $431,059 or 63% of revenue for the period from March 9, 2007 (inception) through December 31, 2007.

Amortization of Intangible Assets Expense: Amortization of intangible assets was 103,975 or 15% of revenue for the period from March 9, 2007 (inception) through December 31, 2007, primarily related to the amortization of assets related to the acquisition of Fuelmeister on April 20, 2007 and BSI on July 2, 2007.

Provision for Income Taxes: During the period from March 9, 2007 (inception) through December 31, 2007, we experienced an operating loss for tax purposes. FuelMeister, our Predecessor, had historically experienced operating losses, and as FuelMeister’s management were uncertain as to whether FuelMeister would be able to utilize these tax losses before they expire, they provided a reserve for the income tax benefits associated with FuelMeister’s net future tax assets which primarily related to its cumulative net operating losses. We have adopted the same policy to reserve such net tax assets until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such assets.

Other Income (Expense): Net other income (expense), consisting primarily of interest expense of $1,011,321 amounted to a net expense of $1,031,927 or 150% of revenue for the period from March 9, 2007 (inception) through December 31, 2007.

Net Income (Loss): As a result of the above, we reported a net loss of $11,122,325 or 1,612% of revenues for the period from March 9, 2007 (inception) through December 31, 2007.

We may incur significant operating expenses and make relatively high capital expenditures as we develop our business and expand our sales and marketing capabilities. These operating expenses and capital expenditures initially may outpace revenues and result in significant losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (PREDECESSOR)

The information contained in this section is that of our Predecessor, the FuelMeister Business, for the three months ended March 31, 2007.

	Predecessor Business
	Three Months Ended March 31, 2007
Net Sales	$104,360	100%
Cost of Sales	76,802	74%
Gross Profit	27,558	26%
Operating Expenses:
Employee compensation and benefits	52,320	50%
Occupancy and equipment	18,666	18%
Advertising	8,474	8%
Other general and administrative expenses	27,559	26%
Total Operating Expenses	107,019	103%

Operating Income (Loss)	(79,461)	(76%)

Net Income (Loss)	$(79,461)	(76%)

Revenues: For the period for the three months ended March 31, 2007, was $104,360.

Cost of Sales and Gross Profit: Cost of sales for the period three months ended March 31, 2007 was $76,802, or 74% of revenues, resulting in a gross profit margin of $27,558 or 26%.

Employee Compensation and Benefits: Employee compensation and benefits were $52,320 or 50% of revenue for the three months ended March 31, 2007.

Occupancy and Equipment: Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $18,666 or 18% of revenues for the three months ended March 31, 2007.

Advertising Expenses: Advertising expenses were $8,474, or 8% of revenues, for the three months ended March 31, 2007.

General and Administrative Expenses: General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $27,559 or 26% of revenues for the three months ended March 31, 2007.

Net Income (Loss): As a result of the above, we reported a net loss of $79,461 for the three months ended March 31, 2007.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 (PREDECESSOR)

The information contained in this section is that of our Predecessor, FuelMeister, for the twelve months ended December 31, 2006.

	Predecessor Business
	Twelve Months Ended December 31, 2006
Net Sales	$1,838,156	100%
Cost of Sales	1,182,643	64%
Gross Profit	655,513	36%
Operating Expenses:
Employee compensation and benefits	209,951	11%
Occupancy and equipment	190,512	10%
Advertising	90,100	5%
Professional fees	18,617	1%
Other general and administrative expenses	123,192	7%
Total Operating Expenses	632,372	34%

Operating Income	23,141	1%
Provision for income taxes	3,471	0%
Net Income	$19,670	1%

Revenues: For the twelve months ended December 31, 2006, FuelMeister’s revenue was $1,838,156.

Cost of Sales and Gross Profit: Cost of sales for the twelve months ended December 31, 2006 was $1,182,643 or 64% of revenues for the quarter. As a result, gross profit margin was $655,513 or 36%.

Employee Compensation and Benefits: Employee compensation and benefits were $209,951 or 11% of revenues for the twelve months ended December 31, 2006.

Occupancy and Equipment: Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $190,512 or 10% of revenues for the twelve months ended December 31, 2006.

Advertising Expenses: Advertising expenses were $90,100 or 5% of revenues for the twelve months ended December 31, 2006.

Professional Fees: Professional fees, consisting primarily of accounting, attorney and valuation fees, were $18,617 were 1% of revenues for the twelve months ended December 31, 2006.

General and Administrative Expenses: General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses, were $123,192 or 7% of revenue for the twelve months ended December 31, 2006.

Net Income (Loss): As a result of the above, we reported net income of $19,670 for the twelve months ended December 31, 2006.

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

Revenue Recognition: In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”), revenue is generally recognized and earned when all of the following criteria are satisfied a) persuasive evidence of sales arrangements exist; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectibility is reasonably assured. It is the fourth criterion that requires us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience, including the historical loss experience of the Predecessor. Receivables are determined to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

Derivative Financial Instruments: In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

Product Warranties: At the time a sale is recognized, the company records the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period we used the historical warranty experience of the Predecessor company. Warranty provisions are included as a component of cost of sales.

Inventory Obsolescence: We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation, we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, WIP and finished goods require a change in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Stock-Based Compensation

We follow the guidance of SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards. The determination of fair value requires the estimation of subjective variables on the date of grant including expected volatility, expected life of the award, expected dividend rate and the expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. At issuance, we will re-assess the assumptions used to compute the fair value of any stock options we issue and we will revise our assumptions as appropriate.

Recent Accounting Pronouncements:

Impact of Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board has recently issued several Financial Accounting Standards, as summarized below. None of these statements have had, or are expected to have, a significant effect on our financial statements or those of our Predecessor.

Issued	Statement

June 2006	FAS Interpretation 48 - "Accounting for Uncertainty in Income Taxes"

September 2006	FAS 157 - “Fair Value Measurements”

February 2007	FAS 159 - “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

December 2007	FAS 160 - “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

December 2007	FAS 141 - “Business Combinations (revised 2007)”

March 2008	FAS 161 - “Disclosures about Derivative Instruments and Hedging Activities”

Liquidity and Capital Resources

Successor Business
December 31, 2007
Current Assets	$545,413
Current Liabilities	(3,388,677)
Working Capital (Deficit)	(2,843,264)

Cash Flows Summary:
Year Ended
December 31, 2007
Cash Flows (used in) Operating Activities	$(2,188,095)
Cash Flows (used in) Investing Activities	(1,083,733)
Cash Flows provided by Financing Activities	3,370,040
Net Increase in Cash During Period	$98,212

Prior to the acquisition of BSI on July 2, 2007, we leased operating space and other services from BSI and, subsequent to the acquisition, we have continued to operate from the 30,000 square foot facility leased by BSI. The BSI lease is accounted for as an operating lease, expires on October 31, 2008 and requires payments of approximately $11,000 per month, plus a share of operating costs estimated to be $3,000 per month.

Cash and Cash Flows From Operations:

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern although we do not have the cash necessary to operate for the next twelve months . During the period from inception on March 9, 2007 through December 31, 2007, we had a net loss of $11,122,325 which included non-cash items totaling $8,550,000, consisting primarily of stock-based transaction expense, acquired in process R&D, and amortization of financing fees and intangible assets. Our existence is dependent on management’s ability to develop profitable operations, raise significant capital and successful integration of our acquired businesses.

Net cash used in investing activities was $1,083,733 of which $494,426 was used in the acquisition of the assets of the FuelMeister Business, our Predecessor, $167,293 was used for fixed asset acquisitions, and $422,014 was used in the acquisition of BSI.

Net cash provided by financing activities was $3,370,040 consisting primarily of proceeds from the sale of convertible debt, and warrants to YA Global, less $480,000 of fees incurred, proceeds from notes payable of $150,000 and $57,279 in proceeds from the sale of our common stock to our founders. At December 31, 2007, our primary debt has terms ranging from 16 to 24 months with interest rates ranging from 10% to 15%. All of our debt is convertible by the holder into shares of our common stock. Substantially all of our debt has variable interest rates and, accordingly, a change in interest rates will affect our results of operations. However, interest is generally payable on maturity, rather than currently, and thus our cash flows from operations would not be immediately impacted in the short-term by an adverse change in interest rates.

Financing From Convertible Debentures:

New Obligations:

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

On July 2, 2007, the Company entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with YA Global providing for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 was to be funded within two business days after the Company has unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit.

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

On December 31, 2007, we entered into an Amendment Agreement (the “Amendment Agreement”) with YA Global, amending the Additional Purchase Agreement of July2, 2007, to provide for the sale by us to YA Global of secured convertible debentures in the aggregate principle amount of $300,000 (the “Second Additional Debentures”). As part of the Amendment Agreement, the Company agreed that it would comply with the requirement to have unconditionally booked and received at least a 50% deposit for the sale of at least one Biodiesel Master® unit no later than January 31, 2008. We also agreed to have signed a definitive joint venture with Eco Plantations no later than January 31, 2008. We have not complied with these undertakings and, accordingly, all our obligations to YA Global are in default. Concurrently with the additional funding from YA Global, certain stockholders and management loaned $150,000 to us and we covenanted to YA Global that, as long as the debentures issued by us to YA Global are outstanding, that these loans loan would not be repaid without the express written consent of YA Global.

As part of the Amendment Agreement, we also agreed to reduce the exercise price of the 1,200,000 warrants issued to YA Global on April 20, 2007 from $0.15 per share to $0.001 per share and to reduce the exercise price of 1,200,000 of the 2,250,000 warrants issued to YA Global on July 2, 2007 from $0.90 per share to $0.001 per share. On March 27, 2008, YA Global completed a cashless exercise of 1,200,000 warrants originally issued on April 20, 2007 and were issued 1,186,813 shares of common stock.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above., except that the fixed element of the conversion price is $0.05, not $0.60.

The obligations to YA Global, together with prior obligations to YA Global (see below), are secured by a security interest in the Company’s assets and the assets of its subsidiaries, including their intellectual property. In addition, we pledged our shares of Renewal Biodiesel and BSI to YA Global as additional security for the obligations to YA Global.

Prior Obligations:

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, the Company assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, the Company previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. On September 21, 2007, YA Global converted $215,000 of the $537,220 principal amount of the Old Debentures held by it into 1,343,750 shares of common stock and on January 24, 2008, converted a further $72,500 of the Old Debentures into 755,208 shares of common stock.

In connection with these Old Debentures, the Company is obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. The Company has not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, the Company is required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. The Company has received a letter dated November 14, 2007 from YA Global waiving, as of that date, all rights to collect any and all liquidated damages arising from any default under any of the Old Debenture agreements.  Because any common shares obtained by YA Global on conversion of the Old Debentures may now be freely sold by them under Rule 144(k), without volume restrictions and without registration, the Company does not believe it will be subject to any penalties after November 14, 2007 for not filing the required registration statement.

We also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by YA Global and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. During 2007, YA Global converted their entire principal amount of $168,000, plus all accrued interest thereon of $61,000, into 574,807 common shares.

Derivative Instrument Liabilities and Beneficial Conversion Features:

In accounting for the Convertible Debentures and the associated Warrants, we have considered the requirements of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock". Because the number of shares that may be required to be issued on conversion of the Convertible Debentures is dependent on the price of our common stock, the number of shares ultimately required is indeterminate. However, full conversion of the outstanding Convertible Debentures and exercise of outstanding Warrants, together with currently outstanding common stock and all other currently existing requirements to issue common stock, require us to have approximately 280 million common shares authorized. We are authorized to issue 3 billion common shares. As a result, our management believes it will have sufficient authorized shares available to physically settle all contracts that currently require delivery of common shares. Furthermore, our management, together with investors associated with management, control a majority of our outstanding common shares. Accordingly, our management believes it is in a position to secure shareholder approval of an increase in the authorized number of shares, should such an increase be required in the future. As a result of management’s conclusion that it will have sufficient authorized shares available to settle all outstanding contracts requiring delivery of common shares, the conversion option embedded in the Convertible Debentures has not been bifurcated and the Warrants issued in connection with the Convertible Debentures have been accounted for as equity instruments.

We have also reviewed the terms of the Convertible Debentures to determine whether there are embedded derivative instruments, other than the conversion option, that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the Convertible Debentures, including failure to effect or maintain registration when required, the failure to maintain the listing of our common stock on a recognized exchange and similar events, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. However, events of default serve only to permit the holder to demand repayment and do not require us to pay any premium on default. Accordingly, these embedded derivative instruments are considered to have minimal, if any, value.

If the conversion option embedded in the Convertible Debentures has not been bifurcated, then if the effective conversion price for a Convertible Debenture is less than the market value of the underlying shares at the time the debenture is issued (usually as a result of the allocation of part of the proceeds received to common stock warrants or other instruments), we recognize a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. The value of the beneficial conversion feature, which is credited to additional paid-in capital, reduces the initial carrying amount of the debenture. During the period ended December 31, 2007, we recorded beneficial conversion features aggregating $1,493,791.

The discount from the face amount of the Convertible Debentures represented by the value initially assigned to any associated Warrants and to any beneficial conversion feature is amortized over the period to the due date of each Convertible Debenture, using the effective interest method. Included in the beneficial conversion feature of $1,493,791 recorded during the period ended December 31, 2007 was $333,574 related to the prior obligations assumed by us on the reverse merger described above. Because those debentures are past due, the discount from the face amount of the debentures was immediately expensed and is included in interest expense for the period.

For warrants and option-based derivative instruments, we estimate fair value using the Cox-Ross-Rubinstein binomial valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments, (which rates ranged from 3.45% to 4.90%), and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants was estimated at 123%, based on a review of the volatility of entities considered by management as most comparable to our business.

Investing

Acquisition of Assets of FuelMeister Business:

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

Acquisition of BSI:

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

Interest Rates:

Changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2007, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our debt instruments have variable interest rates and terms and, therefore, a significant change in interest rates could have a material adverse effect on our financial position or results of operations if we are unable to change the prices we charge to customers for our products.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on our borrowings at December 31, 2007, a hypothetical 1.00% (100 basis-points) increase in interest rates would result in additional expenses of approximately $10,000 for the quarter or an annual increase in expenses of approximately $40,000.

Foreign Currency Fluctuations:

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

Since our acquisition of BSI, our focus has been on completion of the demonstration version of the BiodieselMaster®. These efforts have included completion of production-model specifications, construction of the demonstration unit, and commissioning activities.  We have now completed these activities and have demonstrated the viability of the BiodieselMaster per its intended design. While we are ready to enter the market with BiodieselMaster®, the current state of the biodiesel industry has created new challenges. Virgin oil prices have more than doubled in the past year, creating difficult economics for this business model. As a result, we are now focusing on vertically integrated models (from growth of virgin oil feedstock through biodiesel production) as well as low-cost feedstock opportunities in US and international markets. While we believe that the current situation with regard to virgin vegetable oil pricing will revert to more historical levels, we are also developing new business models to utilize our highly competitive BiodieselMaster product.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheet as of December 31, 2007	51

Consolidated Statements of Operations for the period March 9, 2007 (date of inception) to December 31, 2007, and Carve-Out Statements for the three months ended March 31, 2007
and for the year ended December 31, 2006 (Predecessor Business)	52

Consolidated Statement of Stockholders’ Equity / (Deficit) for the period March 9, 2007 (date of inception) to December 31, 2007	53

Consolidated Statements of Cash Flows for the period March 9, 2007 (date of inception) to December 31, 2007, and Carve-Out Statements for the three months ended March 31, 2007
and for the year ended December 31, 2006 (Predecessor Business)	55

Notes to Consolidated Financial Statements	57

[Letterhead of Kingery & Crouse, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Renewal Fuels, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Renewal Fuels, Inc. and subsidiaries (the “Company” and “Successor”), as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period March 9, 2007 (date of inception) to December 31, 2007. We have also audited the statements of operations and cash flows of the FuelMeister business (the “FuelMeister Business" and the "Predecessor Business"), a carve-out business of Biodiesel Solutions, Inc. and a predecessor business of Renewal Fuels, Inc., for the three months ended March 31, 2007 and for the year ended December 31, 2006. These consolidated financial statements and the Predecessor Business financial statements are the responsibility of the Company’s management and management of the FuelMeister Business. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Predecessor Business financial statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and on the basis described in Note 1. Accordingly, they do not necessarily represent what the results of operations and cash flows of the Predecessor Business actually would have been if it had been a separate entity for the periods presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for the period March 9, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America., and the results of operations and cash flows of the Predecessor Business for the three months ended March 31, 2007 and for the year ended December 31, 2006, on the basis described in Note 1 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such consolidated financial statements, the Company has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s Kingery & Crouse, P.A.

April 14, 2008
Tampa, Florida

RENEWAL FUELS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$98,212
Funds received January 2, 2008 from debt financing	270,000
Inventories	96,883
Prepaid expenses and other current assets	80,318
Total current assets	545,413

Property and equipment, net	349,305
Finance fees, net of accumulated amortization of $130,007	349,993
Intangibles, net of accumulated amortization of $103,975	417,025
Goodwill	323,684
Total assets	$1,985,420

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Current liabilities:
Accounts payable	$265,691
Accounts payable - related party	48,000
Other payables	232,223
Convertible debt, in default	2,691,875
Notes payable - related parties	150,888
Total current liabilities	3,388,677

Convertible preferred stock of subsidiary (preference in liquidation - $1,000,000)	800,000

Total liabilities	4,188,677

Commitments and contingencies

Stockholders’ equity / (deficit):
Capital stock:
Preferred stock - par value of $.001; 20,000,000 shares authorized;
no shares issued and outstanding	-
Common stock - par value of $.001; 3,000,000,000 shares authorized;
28,832,455 shares issued and outstanding	28,832
Additional paid-in capital	8,890,236
Accumulated deficit	(11,122,325)
Total stockholders’ equity / (deficit)	(2,203,257)

Total liabilities and stockholders’ equity / (deficit)	$1,985,420

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Company	Predecessor Business
	Period from March 9, 2007 (date of inception) to December 31, 2007	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006

Sales	$690,103	$104,360	$1,838,156
Cost of sales	472,786	76,802	1,182,643

Gross profit	217,317	27,558	655,513

Operating expenses:
Stock based transaction expense	5,131,231	-	-
Research and development	3,140,000	-	-
Employee compensation and benefits	618,827	52,320	209,951
Professional fees	550,590	8,474	18,617
Other general and administrative	431,059	19,085	123,192
Advertising	199,981	8,474	90,100
Amortization of intangible assets	103,975	-	-
Occupancy and equipment	132,052	18,666	190,512
Income (loss) from operations	(10,090,398)	(79,461)	23,141

Other income (expense):
Interest income	823	-	-
Interest expense	(1,011,321)	-	-
Other expenses	(21,429)	-	-
Net income (loss) before income taxes	(11,122,325)	(79,461)	23,141
Income taxes	-	-	3,471
Net income (loss)	$(11,122,325)	$(79,461)	$19,671

Net income (loss) per share:
Basic	$(0.45)	$(0.01)	$0.00
Diluted	$(0.45)	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	26,086,926	7,000,000	7,000,000
Diluted	26,086,926	7,000,000	7,000,000

RENEWAL FUELS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, March 9, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Common stock sold to founders for cash	-	-		-	57,279	-	57,279

Stock-based transaction expense related to common stock sold to founders	-	-		-	5,131,231	-	5,131,231

Net liabilities assumed in the recapitalization on April 20, 2007	-	-		-	(1,677,020)	-	(1,677,020)

Common stock issued in exchange for net liabilities in the recapitalization on April 20, 2007	-	-	673,356	673	(673)	-	-

Preferred stock issued in reverse merger on April 20, 2007	343,610	343		-	(343)	-	-

Common stock warrants issued in connection with issuance of convertible debentures on April 20, 2007	-	-		-	238,932	-	238,932

Beneficial conversion feature of convertible debt instruments issued or assumed on April 20, 2007	-	-		-	923,841	-	923,841

Conversion of preferred stock to common stock on June 21, 2007	(343,610)	(343)	22,907,323	22,907	(22,564)	-	-

Common stock issued on conversion of convertible debentures by YA Global	-	-	574,807	575	228,425	-	229,000

Common stock issued for purchase of BSI on July 2, 2007	-	-	3,333,333	3,333	1,996,667	-	2,000,000

RENEWAL FUELS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Fair value of options granted in conjunction with the purchase of BSI on July 2, 2007	-	$-	-	$-	$48,181	$-	$48,181

Common stock warrants issued in connection with the issuance of convertible debentures on July 2, 2007	-	-	-	-	1,104,405	-	1,104,405

Beneficial conversion feature of convertible debentures issued on July 2, 2007	-	-	-	-	348,287	-	348,287

Cash paid in lieu of fractional shares from reverse stock split on August 1, 2007	-	-	(114)	-	(68)	-	(68)

Common stock issued on October 5, 2007 for conversion of convertible debentures by YA Global	-	-	1,343,750	1,344	213,656	-	215,000

Beneficial conversion feature of convertible debentures issued on December 31, 2007	-	-	-	-	221,663	-	221,663

Reduction in exercise price of existing common stock warrants in connection with the December 31, 2007 debentures	-	-	-	-	78,337	-	78,337

Net loss for the period	-	-	-	-	-	(11,122,325)	(11,122,325)
Balances, December 31, 2007	-	$-	28,832,455	$28,832	$8,890,236	$(11,122,325)	$(2,203,257)

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Company	Predecessor Business
Cash flows provided by (used in) operating activities:	March 9, 2007 (date of inception) to December 31, 2007	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006
Net income (loss)	$(11,122,325)	$(79,461)	$19,671
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	256,767	471	11,723
Accrued interest and amortization of debt discounts	936,372	-	-
Stock-based transaction expense	5,131,231	-	-
Research and development expense	3,140,000	-	-
Write off of acquired fixed assets	22,931	-	-
Changes in operating assets and liabilities, net:
Accounts receivable	-	-	11,198
Inventories	(63,990)	26,151	109,470
Other current assets	(349,877)	11,915	(15,802)
Accounts payable and accrued expenses	(154,770)	(5,857)	29,835
Other payables	15,566	-	-
Customer deposits	-	(12,224)	(19,425)
Net cash flows (used in) provided by operating activities	(2,188,095)	(59,005)	146,670

Cash flows provided by (used in) investing activities:
Acquisition of FuelMeister assets	(494,426)	-	-
Acquisition of Biodiesel Solutions	(422,014)	-	-
Refund of Deposit	-	-	5,376
Purchases of property and equipment	(167,293)	-	(2,267)
Net cash flows (used in) provided by investing activities	(1,083,733)	-	3,109

Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock	57,279	-	-
Proceeds from issuance of warrants	1,421,674	-	-
Proceeds from beneficial conversion features	798,360
Proceeds from long-term debt	1,422,795	-	-
Payment of debt issuance costs	(480,000)	-	-
Proceeds from notes payable	150,000	-	-
Payment for fractional shares	(68)	-	-
Net contributions (distributions) from (to) owner	-	31,953	(374,003)
Net cash flows provided by (used in) financing activities	3,370,040	31,953	(374,003)
Net change in cash	98,212	(27,052)	(224,224)
Cash and cash equivalents - beginning of period	-	52,626	276,850
Cash and cash equivalents - end of period	$98,212	$25,574	$52,626

RENEWAL FUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Company	Predecessor Business
Cash flows from (used by) operating activities:	March 9, 2007 (date of inception) to December 31, 2007	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006
Supplemental disclosure of cash flow information:

Interest paid	$1,927	$-	$-
Income taxes paid	-	-	-
Supplemental disclosures of non-cash
investing and financing activities:

Net liabilities assumed in a recapitalization	$1,677,020	$-	$-

See accompanying notes to consolidated financial statements.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies

Nature of Business:

Renewal Fuels, Inc. (the “Company, we or our”), formerly known as Tech Laboratories, Inc. (“Tech Labs”), was incorporated in the State of New Jersey in 1947. Our Company is engaged in the business of designing, developing, manufacturing and marketing biodiesel processing equipment and accessories to convert used and fresh vegetable oil into clean-burning biodiesel. Our products allow customers to make biodiesel fuel, which is capable of powering all diesel fuel engines, at either personal or commercial production scales. We have developed a network of dealers in the United States for sale and distribution of our products. Our manufacturing facilities are currently located in Sparks, Nevada.

Basis of presentation:

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our consolidated financial statements, we have incurred a loss of $11,122,325 during the period from March 9, 2007 (date of inception) through December 31, 2007 and have an accumulated deficit of $11,122,325 as of December 31, 2007. In addition, our current working capital deficiency of $1,281,620 is insufficient in our view to sustain our current levels of operations for a reasonable period without substantial cost curtailment and additional financing. These trends and conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

In response to these conditions we will need to obtain additional funding through private or public equity and/or debt financing to pay for the infrastructure needed to support our planned growth but, as a public company, we believe we will have better access to additional debt or equity capital.

Ultimately, our ability to continue for a reasonable period is dependent upon management’s continued successful curtailment of costs and expenses to a level that our current operations can support and obtaining additional financing to augment our working capital requirements. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

Merger and Recapitalization:

As more fully described in Note 2, on April 20, we merged with Renewal Biodiesel, Inc. (“Renewal Biodiesel”), a Delaware Corporation pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for, among other things, the exchange of 100% of Renewal Biodiesel’s outstanding common shares for 343,610 shares of our Series of convertible preferred stock, which were subsequently converted into 22,907,323 (or 83%) of our common shares. Because Renewal Biodiesel shareholders now control the majority of the Company’s outstanding voting common

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

stock, Renewal Biodiesel is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Renewal Biodiesel’s common stock for the net monetary assets of Tech Labs, accompanied by a recapitalization. On the date of the merger, Tech Labs net liabilities were $1,677,020.

Basis of presentation (Predecessor):

The accompanying comparative financial statements are the accounts of the FuelMeister business (the “FuelMeister Business” or the “predecessor”, a carve-out business of BSI and a predecessor business of Renewal Fuels, which carve-out business was acquired by Renewal Biodiesel on March 30, 2007), on a carved-out basis as if it had been an independent reporting entity for the periods presented.

The statements of operations and cash flows for the three months ended March 31, 2007 and for the year ended December 31, 2006 reflect carved-out presentations of the acquired operations from the financial statements of BSI, presented on a stand-alone basis. The presentation of the carved-out FuelMeister Business financial statements requires certain assumptions in order to reflect the business as a stand-alone entity, which assumptions management believes are reasonable. The FuelMeister Business did not have a formal financing agreement with the parent entity (BSI). Accordingly, advances and other transactions between BSI and the FuelMeister Business are reflected as owner’s investment in the accompanying financial statements.

Carve out assumptions and allocations (Predecessor)

The revenue and expenses of Biodiesel for the three months ended March 31, 2007 and the year ended December 31, 2006 have been allocated by Renewal management between the FuelMeister Business and the operations that were originally retained by Biodiesel, based either on specific attribution of those revenues and expenses or, where necessary and appropriate, based on management’s best estimate of an appropriate allocation.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

The following revenues and expenses included in the accounting records of BSI were attributed by management to the operations originally retained by BSI and accordingly were excluded from the results of operations of the FuelMeister Business:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Revenue	-	-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Rent and utilities	$33,196	$131,002
Employee costs	43,071	163,776
Employee bonuses	-	32,003
Engineering materials	23,753	206,684
Depreciation	-	10,946
Other costs	18,393	48,564
	118,413	592,975

Loss from operations excluded	$(118,413)	$(592,975)

Earnings Per Share (Predecessor)

Because the FuelMeister Business did not have a share-based capital structure, earnings per share information is presented using that of BSI.

Income Taxes (Predecessor)

The FuelMeister Business was included with BSI in filing Federal and state income tax returns. Prior to January 1, 2007, BSI was a Sub-Chapter S corporation for Federal income tax purposes. For the purposes of the stand-alone presentation of the FuelMeister Business as our Predecessor, the provision for income taxes has been computed as if the FuelMeister Business were to file a separate income tax return for the carved-out operation, with the provision for income taxes based on the statutory U.S. Federal income tax rates and without regard for any state income taxes. The resulting tax liability, together with any deferred tax assets or liabilities, were assumed by BSI.

Consolidation:

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Renewal Biodiesel, Inc. and Biodiesel Solutions, Inc (“BSI”). All significant inter-company balances and transactions have been eliminated in our consolidated financial statements.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Revenue Recognition:

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or otherwise determinable and collectibility is probable.

Product Warranties:

At the time a sale is recognized, we record the estimated future warranty costs. These costs are estimated based on historical warranty claims. For the current period we used the historical warranty experience of the Predecessor Company. Warranty provisions are included as a component of cost of sales.

Cash and Cash Equivalents:

For purposes of our statements of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain all of our cash in deposit accounts with one financial institution, which deposit accounts at times may exceed federally insured limits. We minimize the risks associated with such concentrations by periodically considering the reported standing of the financial institution.

Financial Instruments and Concentrations of Credit Risk:

We sell products to value added distributors and other customers and generally require payment in advance or at the time of sale. Periodically, we extend credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Our terms for our accounts receivable are generally net 30 days. As such, exposure to losses on receivables is principally dependent on each customer's financial condition.  We monitor our exposure to credit losses and maintain allowances for any anticipated losses.  At December 31, 2007, we did not have any accounts receivable. Our ability to collect receivables arising in the future may be affected by economic fluctuations.

The fair values of our cash and cash equivalents, accounts payable and accrued and other liabilities approximate their carrying amounts due to their short-term nature.

Allowance for Doubtful Accounts:

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

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Inventories:

Inventories consist of raw materials, work in process and finished goods. Raw materials are stated at the lower of cost or market with cost determined using a first-in, first-out basis. Work-in-process and finished goods inventory is recorded at actual cost of material, labor and overhead.

Inventory Obsolescence:

We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation, we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, work in process and finished goods require a change in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value. There were no inventory reserves or write-offs for the periods from March 9, 2007 (inception) through December 31, 2007, the three months ended March 31, 2007 or the twelve months ended December 31, 2006.

Property and Equipment:

Property and equipment are stated at cost. Computer equipment, vehicles, office and shop equipment, furniture & fixtures, green houses and websites are depreciated using the straight-line method over the estimated useful lives of the related assets. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 10 years.

Intangible Assets:

Our intangible assets arose from the purchase of businesses (see Note 2). Intangible assets are recorded at cost and are amortized over their estimated useful lives, ranging from 1 to 15 years.

Impairment of long-lived assets:

We assess the recoverability of our long-lived assets (property and equipment and identifiable intangible assets) , when events of circumstances lead us to believe that the carrying value of an asset may not be recoverable, by determining whether undiscounted cash flows of long-lived assets over their remaining lives are sufficient to recover the respective carrying values. The amount of long-lived asset impairment,

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

if any, is measured based on fair values of our assets and is charged to operations in the period in which long-lived asset impairment is determined by management. There was no impairment of long lived assets during the period from March 9, 2007 through December 31, 2007, the three months ended March 31, 2007 or the twelve months ended December 31, 2006.

Stock Options:

As discussed in Note 10, on July 10, 2007, the majority stockholders approved the 2007 Stock Incentive Stock Plan (the "2007 Incentive Plan"). As of March 31, 2008, no stock awards or stock options had been issued under the 2007 Incentive Plan. When awards or options are issued under the 2007 Incentive Plan, we will account for them in accordance with FAS No. 123(R), “Share-Based Payment”.

Derivative Instruments and Beneficial Conversion Features:

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option may be required to be accounted for as a derivative financial instrument liability. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. We may also issue options or warrants to non-employees in connection with consulting or other services they provide. Depending on their terms, these options and warrants may be accounted for as derivative instrument liabilities, rather than as equity.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties are accounted for in accordance with FAS No. 5, “Accounting for Contingencies”.

When the embedded conversion option in a convertible debt instrument is not required to be bifurcated and accounted for separately as a derivative instrument, we review the terms of the instrument to determine whether it is necessary to record a beneficial conversion feature in accordance with EITF Issues 98-05 and 00-27. When the effective conversion rate of the instrument at the time it is issued is less than the fair value of the common stock into which it is convertible, we recognize a beneficial conversion feature, which is credited to equity and reduces the initial carrying value of the instrument.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

When convertible debt is initially recorded at less than its face value as a result of allocating some or all of the proceeds received to derivative instrument liabilities, to a beneficial conversion feature or to other instruments, the discount from the face amount, together with the stated interest on the convertible debt, is amortized over the life of the instrument through periodic charges to income using the effective interest method.

Research and Development Costs:

Research and development costs are expensed as incurred. The only such costs incurred during the period covered by these financial statements arose due to the acquisition of BSI (see Note 2).

Advertising Costs:

Advertising costs are expensed as incurred.

Shipping and Handling Costs:

Shipping and handling costs are reported as a component of cost of sales.

Net Income (Loss) Per Share:

We compute net income (loss) per share in accordance with FAS No. 128, “Earnings per Share” (“FAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (which consisted of approximately 250 million shares underlying convertible debt, convertible preferred stock, and warrants outstanding at December 31, 2007). Because of our net losses in 2007, none of these common stock equivalent shares are dilutive; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

Income Taxes:

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

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern and that all long-lived assets are recoverable.  The markets for our products are characterized by intense price competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters. Future results could be materially affected if actual results differ from these estimates and assumptions.

Recently issued accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations”, a revision of the existing FAS No. 141. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS 141R). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	Acquisitions

Reverse Merger and Recapitalization:

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

The net liabilities assumed primarily represent debt obligations to YA Global Investments, L.P. (f/k/a Cornell Capital Partners L.P) (herein “YA Global”) and were assumed in connection with the provision of additional long-term debt financing provided by YA Global (see Note 6), which additional funding was provided simultaneously with the reverse merger and recapitalization. The net liabilities assumed have been recorded as a decrease to equity in connection with the reverse merger and recapitalization. In addition, we paid $180,000 in fees in connection with the additional debt funding provided by YA Global.

Acquisition of Assets of FuelMeister Business:

On March 9, 2007, Crivello Group, LLC (“Crivello”) and its wholly-owned subsidiary, Renewal Biodiesel, entered into an Asset Purchase Agreement with Biodiesel Solutions, Inc. (“BSI”), which was effective March 30, 2007. Pursuant to the Asset Purchase Agreement, BSI sold substantially all of the assets and property of its FuelMeister operations (the “FuelMeister Business,” the “Predecessor” or the “Predecessor Business”, an unrelated Company) to Renewal Biodiesel, in exchange for an aggregate purchase price of $500,000, subject to adjustment. Under the terms of the Agreement, the purchase price was subsequently adjusted to $494,426 to reflect the inventory on hand at closing. Of the adjusted purchase price, $100,000 was paid on execution of the Agreement as a down payment, $100,000 was paid at closing, $50,000 was paid on April 11, 2007, and the balance of the purchase price was paid by delivery of a promissory note, as amended, in the amount of $244,426. The promissory note was subsequently paid on April 20, 2007. The $250,000 cash portion of the $494,426 purchase price of the assets was funded by loans received from Crivello of $200,000 and cash of $57,279 received by Renewal Biodiesel from our founders for common stock. The loans from Crivello, together with the promissory note for $244,426, were repaid from the proceeds of loans from YA Global (see Note 6). The difference of $5,131,231 between the fair value of the 22,907,323 common shares issued to our founders as a result of the reverse merger described above, determined based on the trading price of $0.2265 per share immediately prior to the reorganization and reverse merger, and the amount they paid for their shares of Renewal Biodiesel of $57,279 has been recorded as stock-based transaction expense.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	Acquisitions (continued):

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

Acquisition of BSI:

On July 2, 2007, we entered into a merger agreement with BSI, as a result of which we acquired the remainder of BSI's business (i.e., other than the FuelMeister Business acquired previously). BSI is engaged in the business of designing, manufacturing and marketing processing equipment and accessories, including personal biodiesel processors and “community scale” biodiesel processor systems, which convert fresh and used vegetable oils into clean burning biodiesel fuel. It complements and optimizes our ability to design, develop, manufacture and market both personal and community scale biodiesel processing equipment and accessories.

As consideration for the acquisition of BSI, we issued an aggregate of 3,333,333 shares of common stock, 1,000,000 new convertible preferred shares of BSI, options to purchase 94,600 shares of our common stock and $500,000 in cash. The cash portion of the consideration was funded from the proceeds of loans from YA Global (see Note 6). The BSI Preferred Stock is immediately convertible at the option of the holders into our common stock at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, we loaned $200,000 to BSI under an 8%, 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as a capital contribution to BSI.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	Acquisitions (continued):

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

Goodwill Related To Acquisitions:

Goodwill arising on the acquisitions of FuelMeister and BSI is expected to be amortized for tax purposes as follows:

Goodwill Amortization
Tax Purposes
		Total	2007	2008	2009	2010	Thereafter
FuelMeister	4/20/2007	$93,705	$14,056	$18,741	$18,741	$18,741	$23,426
BSI	7/2/2007	229,979	22,998	45,996	45,996	45,996	68,993
Total		$323,684	$37,054	$64,737	$64,737	$64,737	$92,419

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

2.	Acquisitions (continued):

Purchase Accounting For Acquisitions:

The results of operations of the 2007 Acquisitions are included in our results of operations beginning from their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2006:

	For The Twelve Months Ended December 31,
	2007	2006
Revenues	$1,186,466	$1,838,156
Loss from Operations	$(2,323,853)	$(8,973,085)
Net Loss	$(3,981,286)	$(11,235,159)
Per Share - basic and fully diluted	$(0.14)	$(0.42)
Weighted average shares outstanding	27,488,705	26,957,566

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.

3.	Property & equipment

At December 31, 2007, property and equipment consists of the following:

Computer equipment and software	$44,538
Production and shop equipment	64,614
Vehicles	3,303
Tenant improvements	102,501
Greenhouses and improvements	89,247
Office furniture and equipment	17,737
Website domain	50,150

Less accumulated depreciation and amortization	372,090
Property and equipment - net	22,785
$349,305

Depreciation expense, which is included in other general and administrative costs, was $22,785 for the period March 9, 2007 through December 31, 2007. For the twelve months ended December 31, 2006, depreciation expense was $32,687.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

4.	Inventory

Inventories consisted of the following at December 31, 2007:

Raw materials	$95,342
Work-in-process	1,541
$96,883

5.	Intangible assets

The following table summarizes amortized and unamortized intangible assets:

	As of December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Useful lives (Years)
Amortized Intangible Assets:
Customer lists	$70,000	$3,500	$66,500	15
Engineering drawings	70,000	10,500	59,500	5
Non-compete agreement	146,000	50,492	95,508	1.5 - 2
Tradename	118,000	8,850	109,150	10
Patent application	3,000	2,250	750	1
Employment agreements	114,000	28,383	85,617	2
	$521,000	$103,975	$417,025

Financing Fees	$480,000	$130,007	$349,9932	2

Unamortized Intangible Assets:
Goodwill	$323,684
Aggregate Amortization Expense:
Period ended December 31, 2007		$233,982

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Intangibles
December 31, 2008	$177,975
December 31, 2009	64,834
December 31, 2010	30,467
December 31, 2011	30,467
December 31, 2012	19,967
Thereafter	93,315
$417,025
Financing Fees
December 31, 2008	$240,000
December 31, 2009	109,993
$349,993

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

5.	Intangible assets (continued):

Amortized intangible assets acquired during the period ended December 31, 2007 have a weighted-average amortization period of 4.21 years.

As described in Note 2, goodwill arose from the acquisitions of FuelMeister and BSI as follows:

FuelMeister	$93,705
BSI	229,979
$323,684

6.	Convertible debt

At December 31, 2007, long-term debt consists of the following:

New obligations:
YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009 , including interest at prime + 2.75% (10% at December 31, 2007)	$1,075,128
Less unamortized discount from warrants and beneficial conversion feature (a)	(332,134)
742,994
YA Global Investments, L.P., $400,000 convertible debenture, due May 31, 2009, including interest at prime + 2.75% (10% at December 31, 2007)	424,991
Less unamortized discount from beneficial conversion feature (a)	(399,317)
25,674

YA Global Investments, L.P, $2,000,000 convertible debenture, due July 2, 2009, including interest at prime + 2.75% (10% at December 31, 2007)	2,106,247
Less unamortized discount from warrants and beneficial conversion feature (b)	(1,313,272)
792,975
YA Global Investments, L.P., $300,000 convertible debenture, due December 31, 2009, including interest at prime + 2.75% (10% at December 31, 2007)	300,000
Less unamortized discount from warrants and beneficial conversion feature (b)	(300,000)
-

Total new obligations	$1,561,643

Prior obligations:
Montgomery Equity Partners, Ltd., $322,220 15% convertible debenture, due on demand, including accrued interest of $152,904 (c)	$475,124

Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $90,370 (c)	390,370
LH Financial, $156,080 18% convertible promissory note, due on demand, including accrued interest of $108,658 (c)	264,738
Total prior obligations	1,130,232

Total convertible debt obligations	2,691,875

Less: obligations in default classified as current (c)	2,691,875
$-

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	Convertible debt (continued):

(a) $1,400,000 Convertible Debentures

On April 20, 2007, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with YA Global Investments, L.P. (“YA Global”) providing for the sale to YA Global of our secured convertible debentures in the aggregate principal amount of $1,400,000 (the "New Debentures") of which
$1,000,000 was advanced immediately. The second installment of $400,000 was funded on May 31, 2007, following clearance by the Securities and Exchange Commission (the “SEC”) of an information statement disclosing shareholder approval of the issuance of the Preferred Stock to the former shareholders of Renewal Biodiesel.

The New Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature on April 20, 2009 and May 31, 2009 (the "Maturity Dates"). We not required to make any payments until the Maturity Dates. The holder of the New Debentures (the "Holder") may convert at any time principal amounts outstanding under the New Debentures into shares of our common stock at a conversion price per share equal to the lower of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. We have the right to redeem a portion or all amounts outstanding under the New Debentures prior to the Maturity Dates at a 15% redemption premium provided that (i) the closing bid price of the common stock is less than the fixed conversion price of the New Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred and is continuing. The New Debentures contain standard anti-dilution adjustments for stock splits and similar events. In the event that we sell or otherwise issue common stock at a price below the current conversion price, the fixed conversion price will be reduced to such lower price. If an Event of Default occurs, as defined in the New Debentures, the holder may demand immediate repayment of all amounts due under the New Debentures. In addition to non-payment of principal or interest when due, defaults under other obligations and bankruptcy or similar events, the Events of Default include a Change in our Control, the our failure to file, achieve or maintain effectiveness of the required registration statement (see below) if registration has been demanded by the Holder of the New Debentures, and the failure to maintain the listing of our common stock on a recognized exchange.

Under the Purchase Agreement, we also issued to YA Global five-year warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.15 per share. The warrants were valued at $238,932 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.2265, estimated volatility of 123%, a risk free rate of 4.75% and the five year life of the warrants.

In connection with the Purchase Agreement, we also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, we are obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. We are also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, we are required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of April 14, 2008, no demand for registration has been received by us.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	Convertible debt (continued):

$2,700,000 Convertible Note Financing

On July 2, 2007, we entered into an additional Securities Purchase Agreement (the "Additional Purchase Agreement") with YA Global providing for the sale to YA Global of our secured convertible debentures in the aggregate principal amount of $2,700,000 (the "Additional Debentures") of which $2,000,000 was advanced immediately. The second installment of $700,000 was to be funded within two business days after we have unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.75, not $0.60.

Under the Additional Purchase Agreement, we also issued to YA Global five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $1,104,405 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.60, estimated volatility of 123%, a risk free rate of 4.90% and the five year life of the warrants.

On December 31, 2007, the Company entered into an Amendment Agreement (the "Amendment Agreement") with YA Global, amending the Additional Purchase Agreement of July 2, 2007, to provide for the sale by the Company to YA Global of its secured convertible debentures in the aggregate principal amount of $300,000 (the "Second Additional Debentures"). As part of the Amendment Agreement, the Company agreed that it would comply with the requirement to have unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit no later than January 31, 2008. The Company also agreed to have signed a definitive joint venture with Eco Plantations no later than January 31, 2008. The Company has not complied with these undertakings and, accordingly, all its obligations to YA Global are in default. Concurrently with the additional funding from YA Global, certain stockholders and management of the Company loaned $150,000 to the Company (see Note 8) and the Company covenanted to YA Global that, as long as the debentures issued by the Company to YA Global are outstanding, that these loans would not be repaid without the express written consent of YA Global.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	Convertible debt (continued):

As part of the Amendment Agreement, the Company also agreed to reduce the exercise price of the 1,200,000 warrants issued to YA Global on April 20, 2007 from $0.15 per share to $0.001 per share and to reduce the exercise price of 1,200,000 of the 2,250,000 warrants issued to YA Global on July 2, 2007 from $0.90 per share to $0.001 per share.The cost of these reductions in the exercise price was estimated at $78,337, based on the value of the warrants immediately before and after the change in the exercise prices, using the Cox-Ross-Rubenstein binomial model, based on the market price of $0.23, estimated volatility of 123%, a risk free rate of 3.45% and the remaining life of the warrants. On March 27, 2008, YA Global completed a cashless exercise of the 1,200,00 warrants originally issued on April 20, 2007 and were issued 1,186,813 shares of common stock.

The interest rate, repayment terms, conversion rights, conversion price, anti-dilution provisions, redemption provisions, events of default and registration requirements of the second Additional Debentures are identical to those of the New Debentures described above, except that the fixed element of the conversion price is $0.05, not $0.60.

All of the above obligations to YA Global, together with prior obligations to YA Global described below, are secured by a security interest in our assets and the assets of our subsidiaries, including their intellectual property. In addition, we pledged the shares of Renewal Biodiesel and BSI to YA Global as additional security for the obligations to YA Global.

(b) Prior obligations assumed in reverse merger

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, we assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, we previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. On September 21, 2007, YA Global converted $215,000 of the $537,220 principal amount of the Old Debentures held by it into 1,343,750 shares of common stock at $0.16 per share (the lesser of $0.60 or 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date, which was $0.20) and on January 24, 2008 converted a further $72,500 of the Old Debentures into 755,208 shares of common stock.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	Convertible debt (continued):

In connection with these Old Debentures, we are obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. We have not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, we are required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. We have received a letter dated November 14, 2007 from YA Global waiving, as of that date, all rights to collect any and all liquidated damages arising from any default under any of the convertible debenture agreements. Because any common shares obtained by YA Global on conversion of the Old Debentures may now be freely sold by them under rule 144(k), without volume restrictions and without registration, we do not believe it will be subject to any penalties after November 14, 2007 for not filing the required registration statement.

We also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by YA Global and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. During the period from April 21, 2007 to December 31, 2007, YA Global converted their entire principal amount of $168,000 plus all accrued interest thereon of $61,000 into 574,807 common shares.

Default

The prior obligations assumed in the reverse merger are past due and are therefore in default. As noted above, as part of the December 31, 2007 Amendment Agreement, the Company agreed that it would comply with the requirement to have unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit no later than January 31, 2008. The Company also agreed to have signed a definitive joint venture with Eco Plantations no later than January 31, 2008. The Company has not complied with these undertakings and, accordingly, all its obligations to YA Global are in default. As a result, all of the Company’s convertible debt obligations are in default, permitting the holders to demand immediate payment, and have therefore been classified as current at December 31, 2007.

Derivative Instrument Liabilities and Beneficial Conversion Feature:

In accounting for the Convertible Debentures and the associated Warrants, we have considered the requirements of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock". Because the number of shares that may be required to be issued on conversion of the Convertible Debentures is dependent on the price of our common stock, the number of shares ultimately required is indeterminate. However, full conversion of the outstanding Convertible Debentures and exercise of outstanding Warrants, together with currently outstanding common stock and all other currently existing requirements to issue common stock, require us to have approximately 280 million common shares authorized. We are authorized to issue 3 billion common shares. As a result, management believes it will have sufficient authorized shares available to physically settle all contracts that currently require delivery of common shares. Furthermore, our management, together with investors associated with management, control a majority of our outstanding common shares. Accordingly, our management believes it is in a position to secure shareholder approval of an increase in the authorized number of shares, should such an increase be required in the future. As a result of management’s conclusion that it will have sufficient authorized shares available to settle all outstanding contracts requiring delivery of common shares, the conversion option embedded in the Convertible Debentures has not been bifurcated and the Warrants issued in connection with the Convertible Debentures have been accounted for as equity instruments.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	Convertible debt (continued):

We have also reviewed the terms of the Convertible Debentures to determine whether there are embedded derivative instruments, other than the conversion option, that may be required to be bifurcated and accounted for separately as derivative instrument liabilities. Certain events of default associated with the Convertible Debentures, including failure to effect or maintain registration when required, the failure to maintain the listing of our common stock on a recognized exchange and similar events, have risks and rewards that are not clearly and closely associated with the risks and rewards of the debt instruments in which they are embedded. However, events of default serve only to permit the holder to demand repayment and do not require us to pay any premium on default. Accordingly, these embedded derivative instruments are considered to have minimal, if any, value.

If the conversion option embedded in the Convertible Debentures has not been bifurcated, then if the effective conversion price for a Convertible Debenture is less than the market value of the underlying shares at the time the debenture is issued (usually as a result of the allocation of part of the proceeds received to common stock warrants or other instruments), we recognize a beneficial conversion feature inaccordance with EITF Issues 98-05 and 00-27. The value of the beneficial conversion feature, which is credited to additional paid-in capital, reduces the initial carrying amount of the debenture. During the period ended December 31, 2007, we recorded beneficial conversion features aggregating $1,493,791.

The discount from the face amount of the Convertible Debentures represented by the value initially assigned to any associated Warrants and to any beneficial conversion feature is amortized over the period to the due date of each Convertible Debenture, using the effective interest method. Included in the beneficial conversion feature of $1,493,791 recorded during the period ended December 31, 2007 was $333,574 related to debentures assumed by us on the reverse merger described in Note 2. Because those debentures are past due, the discount from the face amount of the debentures was immediately expensed and is included in interest expense for the period.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

6.	Convertible debt (continued):

For warrants and option-based derivative instruments, we estimate fair value using the Cox-Ross-Rubinstein binomial valuation model, based on the market price of the common stock on the valuation date, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve applicable to the remaining term of the instruments (which rates ranged from 3.45% to 4.90%), and an expected life equal to the remaining term of the instruments. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants was estimated at 123%, based on a review of the volatility of entities considered by management as most comparable to our business.

7.	Lease commitments

Prior to the acquisition of BSI on July 2, 2007, we leased operating space and other services from BSI and, subsequent to the acquisition, have continued to operate from the 30,000 square foot facility leased by BSI. The BSI lease is accounted for as an operating lease, expires on October 31, 2008 and requires payments of approximately $11,000 per month, plus a share of operating costs estimated to be $3,000 per month.

On October 10, 2007, we entered into a lease agreement to rent a portion of a building and yard space.  Our lease is accounted for as an operating lease, expires on May 31, 2008, and requires lease payments of $2,000 per month.

8.	Related parties - accounts and notes payable

On December 13, 2007, we issued three notes, each with a principal amount of $50,000 (an aggregate of $150,000) to three stockholders, one of whom is also our Chief Executive Officer and Chief Financial Officer. The Notes have a maturity date of February 11, 2008 and bear interest of 12% per annum. We are precluded from repaying the Notes without the express written consent of YA Global. As of December 31, 2007 and March 31, 2008, we had not made any payments on the notes.

We utilize space and employees in Milwaukee, Wisconsin of an entity controlled by the Chairman of the Board of Directors. The fair value of the space and work done by the employees is $6,000 per month. As of December 31, 2007, $48,000 is outstanding.

9.	Stockholders’ equity

Our authorized capital stock is 3,020,000,000 shares, consisting of 3,000,000,000 shares of Common Stock, par value $0.001 per shares and 20,000,000 shares of Preferred Stock, par value $0.001 per share.

The Board of Directors is authorized to divide the 20,000,000 shares of Preferred Stock into one or more series, and to determine for each such series its designation, the number of shares of such series, the powers, preferences and rights and the qualifications, limitations or restrictions for the shares of such series.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

9.	Stockholders’ equity (continued):

Common Stock:

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors.

Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of our outstanding shares are required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation. Additionally, holders of our common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Our common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

On March 9, 2007, immediately prior to the reorganization, which was accounted for as a reverse merger and recapitalization, Renewal Biodiesel issued shares of its common stock to 23 accredited investors for an aggregate consideration of $57,279. Additionally, the fair value of the common stock issued to the shareholders of Renewal Biodiesel, was estimated to be $0.2265 per share, based on the trading price of our common stock immediately prior to the reorganization and reverse merger. The difference between the fair value of the shares issued and the amount paid by the shareholders of Renewal Biodiesel for their shares resulted in an immediate non-cash expense of $5,131,231.

On April 20, 2007, free standing warrants, with a fair value of $238,932 were issued in conjunction with a convertible debenture issued to YA Global, as discussed in Note 6. Additionally, the beneficial conversion feature for this convertible debenture in the amount of $238,932 and prior obligations in the amount of $923,841 were recorded.

During May, June and July, 2007, YA Global converted $229,000 (including accrued interest of $61,000) of our prior convertible debentures into 574,807 common shares at a per share price ranging between $0.192 and $0.501, calculated as the average five lowest bid prices in the twenty two days preceding the notice of conversion.

On June 21, 2007 all of the holders converted 343,610 shares of Series A Convertible Preferred Stock into 22,907,323 shares of the our common stock.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

9.	Stockholders’ equity (continued):

On July 2, 2007, in conjunction with the acquisition of BSI, 3,333,333 shares of our common stock, with a fair value of $0.60 per share, were issued as discussed in Note 2. Additionally, 96,400 Common Stock options, not part of our employee stock option plan, were granted to BSI employees in connection with the acquisition. These options have a strike price of $0.75, and expire in five years. These options were valued at $48,181, based on the Cox-Ross-Rubinstein binomial model, and the following assumptions: an expected term of 3 years, an estimated volatility of 123%, a risk-free rate of 4.90% and a share price of $0.60.

On July 2, 2007, freestanding warrants, with a fair value of $1,104,405 were issued in conjunction with a convertible debenture issued to YA Global, as discussed in Note 6. Additionally, the beneficial conversion feature for this convertible debenture in the amount of $348,287 was recorded.

On September 21, 2007, $215,000 of our convertible debentures were converted by YA Global into 1,343,750 shares at a per share price of $0.16 (calculated at the lower of $0.60 or 80% of the lowest bid price of the common stock during the ten trading days immediately preceding the conversion date, which was $0.20).

On December 31, 2007, as discussed in Note 6, we reduced the exercise price of certain outstanding warrants held by YA Global, in connection with the sale to them of a $300,000 convertible debenture. The change in the fair value of the warrants as a result of the reduction in the exercise price was estimated at $78,337. Additionally, the beneficial conversion feature for this convertible debenture in the amount of $221,663 was recorded.

Preferred Stock:

Holders of our Preferred Stock are entitled to one vote for each share on all matters submitted to a preferred stockholder vote. Holders do not have a right to vote with the common stockholders. Holders of Preferred Stock do not have cumulative voting rights. Holders of our Preferred Stock representing a majority of the voting power of our Preferred Stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of Preferred stockholders. Holders of our Preferred Stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds.

The Board of Directors previously designated 343,610 shares as Series A Convertible Preferred Stock. These shares were issued in exchange for the acquisition of Renewal Biodiesel, as described in Notes 1 and 2 and were subsequently converted into shares of our Common Stock on June 21, 2007.

On July 2, 2007, in conjunction with the acquisition of BSI, the former shareholders of BSI were issued an aggregate of 1,000,000 shares of a new BSI Series B convertible preferred stock (the “BSI Preferred Stock”). The BSI Preferred Stock is immediately convertible at the option of the holders into our common stock at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

10.	Employee stock option plan

On July 10, 2007, the majority stockholders approved the 2007 Stock Incentive Stock Plan (the "2007 Incentive Plan") and authorized 1,000,000 shares of common stock for issuance of stock awards and stock options thereunder. As of March 31, 2008, no stock awards or stock options had been issued under the 2007 Incentive Plan.

Under the 2007 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. The primary purpose of the 2007 Incentive Plan is for us to attract and retain the best available personnel by granting stock awards and stock options in order to promote the success of our business and to facilitate the ownership of our stock by employees. The 2007 Incentive Plan will be administered by our Board of Directors.

Under the 2007 Incentive Plan, stock awards and options may be granted to our key employees, officers, directors or consultants. The purchase price of the common shares subject to each ISO shall not be less than the fair market value (as set forth in the 2007 Incentive Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such common shares at the time such Option is granted. The purchase price of the common shares subject to each Non-ISO will be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such common shares at the time such Option is granted.

11.	Common stock warrants

As described in Note 6, certain warrants were issued to YA Global in connection with the sale to them of convertible debentures. At December 31, 2007, the following warrants, all of which are exercisable, were outstanding.

Exercise Price	Expiration Date	Number of Warrants
$0.015	April 22, 2010	6,667
$0.001	April 20, 2012	1,200,000
$0.900	July 2, 2012	1,050,000
$0.001	July 2, 2012	1,200,000
		3,456,667

On March 27, 2008, YA Global completed a cashless exercise of the 1,200,00 warrants expiring on April 20, 2007 and was issued 1,186,813 shares of common stock.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

12.	Income taxes (continued):

2007
Current:
Federal	$-
State	-
Deferred income taxes	-
$-

Due to our net operating loss during fiscal year ending December 31, 2007, we did not have a provision (benefit) for income taxes at December 31, 2007. We did not have a deferred tax provision (benefit) due to our 100% valuation allowance applied to net deferred tax assets.

Deferred tax assets and (liabilities) reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of December 31, 2007:

2007
Share based payments	16,382
Amortization of goodwill	(4,199)
Net operating loss carry forwards	3,761,599
Net deferred tax assets (liabilities)	3,773,782
Valuation allowances	(3,773,782)
Net deferred taxes, after valuation allowances	$-

Valuation allowances are required in the absence of reasonable assurance of future income sources. Our valuation allowance increased $3,773,782 during the period ended December 31, 2007.

As of December 31, 2007, we had Federal net operating loss carry-forwards of approximately $10,099,098. Net operating loss carry-forwards expire in 2027. The ultimate availability of these losses to offset future taxable income may be subject to limitations under Internal Revenue Code Section 382.

Due to the ownership change in April 2007 and prior years, the pre-change net operating loss carryforwards are limited by IRC Section 382 in their annual utilization. If the corporation fails to meet certain business continuity requirements, the carryforwards may be eliminated entirely. As of December 31, 2006, the remaining 1999 pre-change federal net operating loss carryforwards of approximately $8,400,000 are subject to the Sec 382 limitation. We have not included these carryforwards in our deferred tax calculation due to the uncertainty related to our IRC Section 382 study analysis for the tax year ended December 31, 2006.

RENEWAL FUELS, INC.
NOTES TO FINANCIAL STATEMENTS

12.	Income taxes (continued):

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the periods below:

2007
Federal income at the statutory rate	(34.00%)
Composite state rate, net of Federal benefit	0%
Non-taxable income items	-
Change in the valuation allowance	34.00%
Effective income tax rate	-

We operate in one jurisdiction (the State of Nevada) that does not have a corporate income tax. The composite state tax rate gives effect to this jurisdiction.

13.	Other commitments and contingencies

As described in Note 6, we entered into a Registration Rights Agreement with YA Global providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to YA Global. Upon written demand from YA Global, we are obligated to file a Registration Statement within 45 days and to use our best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. We are also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of our obligations under the Registration Rights Agreement, we are required to pay to YA Global, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of March 31, 2008, no demand for registration has been received by us.

On July 10, 2007 we executed a letter of intent to acquire North Shore Energy Technologies ("North Shore"), a sustainable energy company planning to build a bio-refinery capable of economically converting wood waste into highly-versatile methanol. However, the signed letter of intent expired and we have no plans to pursue this acquisition.

14.	Subsequent events

In September 2007, we purchased two greenhouses which were later transferred to our Renewal Plantations, Inc. subsidiary (“RPI”). RPI is engaged in the growth of cellulosic feedstock for the biofuels industry. Through a service agreement with another party, we are establishing nurseries for the growth of unique high-density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre. RPI was formed on February 11, 2008, and is not yet producing revenue from operations. We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI. A Management Service Agreement between us and Emerald Energy, LLC was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility. On April 4, 2008, one of the greenhouses was placed into service.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 13, 2007, we dismissed Demetrius & Company, L.L.C. as our independent registered public accounting firm. Effective June 13, 2007, we engaged Kingery & Crouse PA as our independent registered public accounting firm. Our Board of Directors approved the dismissal of Demetrius & Company, L.L.C and the appointment of Kingery & Crouse PA.

From the date of Demetrius & Company, L.L.C.'s appointment through the date of their dismissal on June 13, 2007, there were no disagreements between our company and Demetrius & Company, L.L.C. on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Demetrius & Company, L.L.C. would have caused Demetrius & Company, L.L.C. to make reference to the matter in its reports on our financial statements. The reports prepared by Demetrius & Company, L.L.C. on the company’s financial statements for the years ended December 31, 2006 and 2005, contained neither an adverse opinion nor a disclaimer of opinion; however, such reports contained a qualifying paragraph setting forth that there was substantial doubt as to our ability to continue as a going concern.

Prior to engaging Kingery & Crouse PA, we did not consult Kingery & Crouse PA regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to our company nor oral advice was provided by Kingery & Crouse PA that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Kingery & Crouse PA, Kingery & Crouse PA did not provided the Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from Demetrius & Company, L.L.C. to Kingery & Crouse PA.

On June 19, 2007, we filed a Current Report on Form 8-K, reporting the change in our independent registered public accounting firm. We provided Demetrius & Company, L.L.C. with a copy of the Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in the Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided by Demetrius & Company, L.L.C., dated June 18, 2007, is attached to the Form 8-K filing as an exhibit.

PART II

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal control over financial reporting. Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management engaged outside accounting personnel, performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management will conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, by reason of the merger transaction involving the Company, on April 20, 2007, originally reported on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007, the Company was unable to design, implement, test and evaluate internal controls over financial reporting as of December 31, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We are required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ended December 31, 2007 and attestation from an independent registered public accounting firm in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ending December 31, 2008. By reason of the merger transaction involving the Company, on April 20, 2007, originally reported on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007, management was unable to provide a complete assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have at least the following material weakness in our internal control over financial reporting as of December 31, 2007.

Insufficient personnel with appropriate accounting knowledge and training.

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Based on the above described material weakness, our management, including our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Implemented or Planned Remedial Actions related to the Material Weakness

Management has engaged an outside accounting firm to assist with the preparation of financial statements and this annual report.

The design and implementation of controls will occur as sufficient resources become available and will be tested and evaluated accordingly.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described above in the section, “Implemented or Planned Remedial Actions of the Material Weakness.”

ITEM 8B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

Name	Age	Position
John King	41	Chief Executive Officer and Chief Financial Officer
David Marks	39	Director

On February 22, 2007, the Board of Directors accepted the resignations of Peter Nasca and Craig Press as members of the Board of Directors of the Company and the resignation of Donna Silverman as President, Chief Executive Office and Chief Financial Officer. On May 18, 2007, the Board of Directors accepted the resignation of Donna Silverman as a member of the Board of Directors. Neither Mr. Nasca, Mr. Press nor Ms. Silverman served on any committees of the Board of Directors.

Subsequently, on February 22, 2007, the Board of Directors of the Company appointed David Marks as a member of the Board of Directors and appointed John King as Chief Executive Officer and Chief Financial Officer of the Company.

Background of Executive Officers and Directors

John King: Mr. King was appointed as our Chief Executive Officer and Chief Financial Officer in February 2007. Mr. King was the Chief Executive Officer and a Director of NewGen Technologies, Inc., an alternative fuel developer, from June 2005 until September 2005 and was Chief Executive Officer of International Operations from September 2005 until January 2006. Mr. King then continued his work in alternative fuels with Genesis Global Fuels, Ltd., a UK company. Prior to his work with NewGen Technologies, Inc., Mr. King was involved with operations, engineering, marketing, and sales management over a 17-year career with the Procter & Gamble Company (“P&G”) from 1987 to 2004. Most recently, from 2002 to 2004, Mr. King led the Client Services and Business Development functions in a non-traditional marketing services company within P&G. Prior to this, from 1998 to 2002, Mr. King was instrumental in the leadership of business expansion efforts for P&G's paper business in Europe. Mr. King earned a Bachelor of Science with Great Distinction in Chemical Engineering at Clarkson University.

David Marks: Mr. Marks was appointed as a member of our Board of Directors in February 2007. Mr. Marks has been the Chairman of Titan Global Holdings, Inc. (“Titan”), a diversified holding company, since May 2005 and previously served as the Chairman from September 2002 until May 2003. From May 2003 until May 2005, Mr. Marks served as one of the Directors of Titan. In addition, from November 2004 until November 2006, Mr. Marks served as the Chairman of the Board of Directors of Thomas Equipment, Inc., a manufacturer and distributor of skid steer loaders and pneumatic and hydraulic components and systems. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has responsibility for overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks is also a managing member of Farwell Equity Partners. Mr. Marks holds a BS in Economics from the University of Wisconsin.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, there have not been any late filings in during this reporting period.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our directors and employees (including our chief executive officer and chief financial officer). A written copy of the Code will be provided upon request at no charge by writing to our Chief Executive Officer, c/o Renewal Fuels, Inc., 1818 North Farwell Avenue, Milwaukee, Wisconsin 53202. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our Chief Executive Officer and Chief Financial Officer or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Audit Committee

Our Board of Directors is acting in the capacity of our audit committee.

Our Board of Directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our Board of Directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted under our circumstances.

ITEM 10 - EXECUTIVE COMPENSATION

Executive compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for the years ended 2007 and 2006 to our Chief Executive Officer. We did not have any other officers.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)		Option Awards ($)	All Other Compensation (1) ($)	Total ($)
John King, CEO & CFO	2007	83,923	*	-	-		-	-	83,923
	2006	-		-	-		-	-	-
Donna Silverman, Former President, CEO &	2007			-	-	*	-	-
CFO	2006	51,195	**	-	-	*	-	-	51,195

(1) The aggregate amount of perquisites and other personal benefits paid to the Named Executive Officers does not exceed the greater of $25,000 or 10% of all items included in the Summary Compensation Table.

* Includes $20,000 of consulting fees paid prior to employment by the Company.

** Compensation amounts for 2006 were paid through the issuance of 87,513 shares of common stock.

Stock options

We did not have any options issued or exercised during the fiscal year.

Other compensation

We do not have a long-term incentive plan, defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

The Board of Directors was not compensated for services during 2007 and 2006.

Employment agreements

We do not have any employment agreement with any of our executive officers or directors.

Certain relationships and related transactions

Our management is involved in other business activities and may, in the future become involved in additional business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

Crivello Group, LLC advanced $262,000 to Renewal Biodiesel prior to its merger with the Company. Such funds were repaid with interest from the debt financing provided to us by YA Global. Frank Crivello, the managing member of Crivello Group, LLC is a principal stockholder of the Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by:

(i)	each person known to beneficially own more than five percent of our common stock;

(ii)	each of our officers, directors and nominees for election as director; and

(iii)	all of our directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
John King	2,300,000	7.48%
David Marks SEP IRA(3)	2,700,000	8.77%
Frank Crivello SEP IRA (4)	13,333,333	43.33%
Senegis LLC (5)	1,847,333	6.00%
All officers and directors as a group (2 persons)	5,000,000	16.25%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Renewal Fuels, Inc., 1818 North Farwell Avenue, Milwaukee, Wisconsin 53202.

(2)
Applicable percentage ownership is based on an assumption of 30,774,476 shares of common stock outstanding as of March 31, 2008 together with other securities exercisable or convertible into shares of common stock within 60 days of such date by each stockholder.

(3)
Of the shares attributed to Mr. Marks, 200,000 shares are registered in the name of the Irrevocable Children’s Trust (“ICT”) and 200,000 are registered in the name of Phoenix Investors, LLC (“Phoenix). Phoenix is controlled by ICT and Mr. Marks is a trustee of ICT.

(4)	Mr. Crivello is also the managing member of Crivello Group, LLC which owns 666,666 shares of common stock.

(5)	Lyanne Greystoke has voting power with respect to the shares owned by Senegis LLC

Securities authorized for issuance under equity compensation plans

As of December 31, 2007, we have 1,000,000 shares of common stock authorized for issuance under equity compensation plans. As of March 31, 2008, no common stock have been issued.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party notes payable

On December 13, 2007, we issued three notes, each with a principal amount of $50,000 (an aggregate of $150,000) to three stockholders, one of whom is also our Chief Executive Officer and Chief Financial Officer. The Notes have a maturity date of February 11, 2008 and bear interest of 12% per annum. We are precluded from repaying the Notes without the express written consent of YA Global. As of December 31, 2007, we had not made any payments on the notes.

Director Independence

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent as defined under the National Association of Securities Dealers Automated Quotation system (“Nasdaq”) rules and have no direct or indirect material relationships with the Company:

David Marks

In particular, the Board of Directors has determined that each of the above-listed directors has no relationships that would cause him not to be independent under the criteria of Nasdaq rules on corporate governance.

Part III

ITEM 13 - EXHIBITS

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

10.18	Amendment No. 1 to Secured Convertible Debenture No. MEP-3, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.19	Agreement and Plan of Merger, dated July 2, 2007, among Tech Laboratories, Inc., BSI Acquisitions, Inc. and Biodiesel Solutions, Inc. (3)

10.20	Securities Purchase Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.21	$2,000,000 principal amount Secured Convertible Debenture, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.22	Warrant to purchase 33,750,000 shares of Common Stock of Tech Laboratories, Inc. dated July 2, 2007 (3)

10.23	Amendment No. 1 to Registration Rights Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.24	Security Agreement, dated July 2, 2007, by and between Biodiesel Solutions, Inc., Renewal Fuels, Inc. and Cornell Capital Partners L.P. (3)

10.25	Promissory Note issued to Phoenix Investors, LLC by Renewal Fuels, Inc., dated December 13, 2007. (4)

10.26	Promissory Note issued to John King by Renewal Fuels, Inc., dated December 13, 2007. (4)

10.27	Promissory Note issued to Rudolph A. Wiedemann by Renewal Fuels, Inc., dated December 13, 2007. (4)

10.28	Amendment to Securities Purchase Agreement, December 31, 2007, by and between Renewal Fuels, Inc. and YA Global Investments, L.P. (4)

10.29	$300,000 principal amount Secured Convertible Debenture, dated December 31, 2007, by and between Renewal Fuels, Inc. and YA Global Investments, L.P. (4)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Form 8-K filed on April 26, 2007

(2)  Incorporated by reference to Form 8-K filed on June 8, 2007

(3)  Incorporated by reference to Form 8-K filed on July 6, 2007

(4) Incorporated by reference to Form 8-K filed on January 17, 2008

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kingery & Crouse and Demetrius & Company L.L.C. for the audit of our annual consolidated financial statements for the year ended December 31, 2007 and 2006 amounted to $72,529 and $53,308, respectively. The aggregate fees billed by Kingery & Crouse for the review of our quarterly filings in 2007 amounted to $ 46,410.

The aggregate fees billed by Kingery & Crouse for audit-related services of our acquired companies during the year ended December 31, 2007 and up to March 31, 2008 was approximately $60,000.

 Tax Fees

We did not incur any tax fees for the periods ended  December 31, 2007 or December 31, 2006.

All Other Fees

We did not have any other fees for the last two years for products and services provided by the principal accountant.

Audit Committee Pre-approval

The Board of Directors acts in the capacity of the audit committee and approves any non-audit services provided by the Company’s principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWAL FUELS, INC.

Dated: April 15, 2008	By:	/s/ John King John King,
Chief Executive Officer and Chief
Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2008	By:	/s/ David Marks David Marks, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2008	By:	/s/ John King John King,
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 15, 2008	By:	/s/ David Marks David Marks, Director

Exhibit 31.1

SECTION 302 CERTIFICATION

I, John King , certify that:

1.	I have reviewed this annual report on Form 10-KSB of Renewal Fuels, Inc..for the fiscal year ended December 31, 2007;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c.
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: April 15, 2008	By:	/s/ John King John King Chief Executive Officer and Chief Financial Officer (Principal

Exhibit 32.1

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Renewal Fuels, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002, that to the best of his knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2008	By:	/s/ John King
John King
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)