Form 10-Q
period 2008-03-31
Renewal Fuels, Inc.
filed 2008-05-15
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate by check mark whether the registrant is (check one):

an accelerated filer ☐	a non-accelerated filer ☐	smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,774,276 shares of common stock, $0.001 par value per share, as of March 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RENEWAL FUELS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2008

PART 1.  FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to Renewal Fuels, Inc. (formerly Tech Laboratories, Inc.) (referred to as the “Company” or “we”, “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Renewal Fuels, Inc and Subsidiaries
Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$13,240	$98,212
Funds received January 2, 2008 from debt financing	-	270,000
Accounts Receivable	15,129	-
Inventories	174,889	96,883
Other Current Assets	88,757	80,318
Total Current Assets	292,015	545,413

Property, Plant and Equipment-net	334,669	349,305
Finance Fees-net	289,993	349,993
Intangibles-net	371,969	417,025
Goodwill	323,684	323,684
Total Assets	$1,612,330	$1,985,420

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilites
Current Liabilities:
Accounts Payable	$367,293	$265,691
Accounts Payable-Related Party	66,000	48,000
Other Payables	252,516	232,223
Current Maturities of Convertible Debt	2,910,297	2,691,875
Note Payable-Related Party	195,176	150,888
Total Current Liabilities	3,791,282	3,388,677

Convertible preferred stock of subsidiary (preference in liquidation - $1,000,000)	800,000	800,000
Total Liabilities	4,591,282	4,188,677

Stockholder's deficiency:
Capital Stock:
Preferred stock, Class A-par value of $.001;
20,000,000 shares authorized; No shares issued	-	-
Common stock-par value of $.001; 3,000,000,000 shares
authorized; 30,774,276 and 28,832,455 shares issued and outstanding	30,773	28,832
March 31, 2008 and December 31, 2007 respectively
Additional Paid in Capital	8,960,795	8,890,236
Accumulated Deficiency	(11,970,522)	(11,122,325)
Total Stockholder's Deficiency	(2,978,952)	(2,203,257)

Total Liabilities and Stockholder's Deficiency	$1,612,330	$1,985,420

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Successor Business		Predecessor Business
	Three Months Ended March 31, 2008	Period from March 9, 2007 (Date of Inception) to March 31, 2007	Three Months Ended March 31, 2007

Sales	$345,862	$-	$104,360
Net Sales	345,862	-	104,360

Cost of Goods Sold	221,697	-	76,802

Gross Profit	124,165	-	27,558

Operating Expenses:
Employee compensation and benefits	263,057	-	52,320
Occupancy and equipment	42,984	-	18,666
Advertising	29,523	-	8,474
Professional Fees	119,295	-	8,474
Other general and administrative	116,888	31,494	19,085
Amortization of Intangible Assets	105,056	-	-
Total Operating Expenses	676,803	31,494	107,019

Operating Income (Loss)	(552,638)	(31,494)	(79,461)

Interest Expense	(295,668)	(35,654)	-
Other Income (Expenses)	109	71,916	-

Net Income (loss)	$(848,197)	$4,768	$(79,461)

Net income (loss) per share:
Basic	$(0.03)	$0.00	$(0.01)
Diluted	$(0.03)	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	29,447,264	23,580,679	7,000,000
Diluted	29,447,264	23,580,679	7,000,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Successor Business		Predecessor Business
	Three Months Ended March 31, 2008	Period from March 9, 2007 (Date of Inception) to March 31,2007	Three Months Ended March 31, 2007

Cash Flows From Operating Activities
Net Loss	$(848,197)	$6,768	$(79,461)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	120,576	6,250	471
Accrued Interest and amortization of debt discounts	290,922	35,654	-
Changes in operating assets and liabilities, net
Inventories	(78,006)	-	26,151
Other current assets	246,432	-	11,915
Accounts Payable	119,604	(42,942)	(5,857)
Accrued Interest Payable	4,747	-	-
Other Payables	20,293	-	-
Customer deposits	-	-	(12,224)
Net Cash Provided by (Used in) Operating Activities	(123,629)	5,730	(59,005)

Cash Flows From Investing Activities:
Purchases of property and equipment	(884)	-	-
Net Cash Flows (Used In) Investing Activities	(884)	-	-

Cash Flows From Financing Activities
Net contributions (distributions) from (to) owner	-	-	31,953
Proceeds from note payables	39,541	-	-
Net Cash Provided by Financing Activities	39,541	-	31,953

Net Increase (Decrease) In Cash	(84,972)	5,730	(27,052)
Cash-Beginning of period	98,212	-	52,626
Cash-End of period	$13,240	$5,730	$25,574

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$-	$-
Income Taxes Paid	$418	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Stock warrants exercised	$238,932	$-	$-
Debt conversion to common stock	$72,500	$-	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008
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

Tech Laboratories had no active business operations immediately prior to the merger. Mr. John King, former Chief Executive Officer and Mr. David Marks, Chairman were officers and directors and were minority shareholders of Renewal Biodiesel, Inc.

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

In September 2007, the Company purchased two greenhouses which were later transferred to our Renewal Plantations, Inc subsidiary (“RPI”), which was formed as a wholly owned subsidiary on February 11, 2008.  RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with another party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI.  A Management Service Agreement between RPI and Emerald Energy, LLC was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  On April 4, 2008, one of the greenhouses was placed into service and is currently growing roots.

Predecessor Business

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying unaudited consolidated financial statements represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Biodiesel) from the date of its inception on March 9, 2007 through March 31, 2007. The FuelMeister Business acquired by Renewal Biodiesel constitutes our Predecessor business. The accompanying unaudited consolidated financial statements, as of March 31, 2008 and for the period March 9, 2007 (date of inception) through March 31, 2007, are those of the Successor. The statements of operations for the three months ended March 31, 2007 and the statements of cash flows for the three months ended March 31, 2007 are those of our Predecessor, the FuelMeister Business.

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

Acquisition of Assets of FuelMeister Business and BSI

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

The aggregate purchase price for the BSI Acquisition was determined based on the fair value of the consideration issued, which consisted of common stock, preferred shares of BSI convertible into our common stock, options to purchase our common stock and cash.

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of both the Successor and the Predecessor, which do not differ during all periods presented.

Principles of Consolidation

Successor

The consolidated financial statements include the accounts of Renewal Fuels, Inc. (“Renewal”), the accounts of Renewal Biodiesel, the accounts of Biodiesel Solutions, Inc. (“BSI”), and the accounts of Renewal Plantations, Inc (“RPI”). All inter-company accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, and that all long-lived assets and inventories are recoverable. The markets for our products are characterized by intense competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters

Inventory

Inventories consisted of the following at March 31, 2008:

Raw materials	$169,830
Work-in-process	5,059
$174,889

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

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and for the period March 9, 2007 (date of inception) through March 31, 2007 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2007 appearing in Form 10KSB filed on April 15, 2008.

Impact of Recently Issued Accounting Pronouncements

Management believes that no new pronouncements will have a material affect on the financials.

NOTE 4 FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

We believe the book value of our cash, accounts payable and accrued expenses approximates their fair values due to their short-term nature.

We sell products to value added distributors and other customers and generally require payment in advance or at the time of sale. Periodically, we extend credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Our terms for our accounts receivable are generally net 30 days. As such, exposure to losses on receivables is principally dependent on each customer's financial condition.  We monitor our exposure to credit losses and maintain allowances for any anticipated losses.  At March 31, 2008, we had accounts receivable of $15,129. Our ability to collect receivables arising in the future may be affected by economic fluctuations.

We maintain all of our cash in deposit accounts with one financial institution, which deposit accounts at times may exceed federally insured limits.  We have not experienced any losses in such accounts.

NOTE 5 PROPERTY AND EQUIPMENT

At March 31, 2008, property and equipment consists of the following:

Computer equipment and software	$45,421
Production and shop equipment	64,164
Vehicles	3,303
Tenant Improvements	102,501
Greenhouses and improvements	89,247
Office furniture and equipment	17,737
Website domain	50,150
372,974
Less accumulated depreciation and amortization	38,305
Property and equipment - net	$334,669

Depreciation expense of $15,520 and $0, respectively, for the three month period ended March 31, 2008 and for the period from March 9, 2007 (Inception) to March 31, 2007, respectively, is included in other operating expenses in the accompanying consolidated statements of operations.  The Predecessor has $0 for depreciation expense for the three month period ended March 31, 2007.

The greenhouses are currently under construction and no depreciation has been recorded for the period ending March 31, 2008. Depreciation will be recorded once the greenhouses are placed into service.

NOTE 6  INTANGIBLE ASSETS

The following table summarizes amortized and unamortized intangible assets:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Customer lists	$70,000	$4,666	$65,334
Engineering drawings	70,000	14,000	56,000
Non-compete agreement	146,000	72,932	73,068
Tradename	118,000	11,800	102,200
Patent application	3,000	3,000	-
Employment agreements	114,000	42,633	71,367
	521,000	149,031	371,969
Financing Fees	$480,000	$190,007	$289,993

Unamortized Intangible Assets:
Goodwill	$323,684

NOTE 7  DEBT

At March 31, 2008 short-term debt consists of the following:

YA Global Investments, L.P., $300,000 convertible debenture, due December 31, 2009, including interest at prime + 2.75% (10% at March 31, 2008)(accrued interest as of March 31, 2008 is $7,479)	307,479
Less unamortized discount from warrants and beneficial conversion feature	(300,000)
7,479
YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009, including interest at prime + 2.75% (10% at March 31, 2008) (accrued interest as of March 31, 2008 is $100,059)	$1,100,059
Less unamortized discount from warrants and beneficial conversion feature	(285,164)
814,895
YA Global Investments, L.P., $400,000 convertible debenture, due May 31, 2009, including interest at prime + 2.75% (10% at March 31, 2008))(accrued interest as of March 31, 2008 is $34,964)	434,964
Less unamortized discount from beneficial conversion feature	(391,947)
43,017
YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009, including interest at prime + 2.75% (10% at March 31, 2008) (accrued interest as of March 31, 2008 is $156,110)	2,156,110
Less unamortized discount from warrants and beneficial conversion feature	(1,203,061)
953,049
Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $170,190 through March 31, 2008	470,190

Montgomery Equity Partners, Ltd., $249,720 15% convertible debenture, due on demand, including accrued interest of $100,205 through March 31, 2008	349,925

LH Financial, $156,080 18% convertible promissory note, due on demand, including accrued interest of $115,662 through March 31, 2008	271,742

Total convertible debt obligations	2,910,297

Less: prior obligations in default classified as current	2,910,297
$-

Obligations

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

 As part of the Amendment Agreement, the Company also agreed to reduce the exercise price of the 1,200,000 warrants issued to YA Global on April 20, 2007 from $0.15 per share to $0.001 per share and to reduce the exercise price of 1,200,000 of the 2,250,000 warrants issued to YA Global on July 2, 2007 from $0.90 per share to $0.001 per share.  The cost of these reductions in the exercise price was estimated at $78,337, based on the value of the warrants immediately before and after the change in the exercise prices,  using the Cox-Ross-Rubenstein binomial model, based on the market price of $0.23, estimated volatility of 123%, a risk free rate of 3.45% and the remaining life of the warrants.  On March 27, 2008, YA Global completed a cashless exercise of the 1,200,000 warrants originally issued on April 20,2007 and were issued 1,186,813 shares of common stock.

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

The New Debentures bear interest at the prime rate plus 2.75% (but not less than 10%) and mature on April 20, 2009 and May 31, 2009 (the "Maturity Dates"). We are not required to make any payments until the Maturity Dates. The holder of the New Debentures (the "Holder") may convert at any time principal amounts outstanding under the New Debentures into shares of our common stock at a conversion price per share equal to the lower of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. We have the right to redeem a portion or all amounts outstanding under the New Debentures prior to the Maturity Dates at a 15% redemption premium provided that (i) the closing bid price of the common stock is less than the fixed conversion price of the New Debentures; (ii) the underlying shares are subject to an effective registration statement; and (iii) no event of default has occurred and is continuing. The New Debentures contain standard anti-dilution adjustments for stock splits and similar events. In the event that we sell or otherwise issue common stock at a price below the current conversion price, the fixed conversion price will be reduced to such lower price. If an Event of Default occurs, as defined in the New Debentures, the holder may demand immediate repayment of all amounts due under the New Debentures. In addition to non-payment of principal or interest when due, defaults under other obligations and bankruptcy or similar events, the Events of Default include a Change in our Control, the our failure to file, achieve or maintain effectiveness of the required registration statement (see below) if registration has been demanded by the Holder of the New Debentures, and the failure to maintain the listing of our common stock on a recognized exchange.

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

In connection with the Purchase Agreement, we also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, we are obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. We are also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, we are required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of April 14, 2008, no demand for registration has been received by us.  The Debenture is currently in default.

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

Under the Additional Purchase Agreement, we also issued to YA Global five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $1,104,405 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.60, estimated volatility of 123%, a risk free rate of 4.90% and the five year life of the warrants.  The Additional Debentures are in default.

(b) Prior obligations assumed in reverse merger

  On April 20, 2007, as part of the net liabilities assumed on the reverse merger, we assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, we previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. On January 24, 2008 converted a $72,500 of the Old Debentures into 755,208 shares of common stock.

 In connection with these Old Debentures, we are obligated to file a Registration Statement with the SEC, registering the shares issuable on conversion of the Old Debentures and the Old Warrants. We have not filed the required registration statement (which was required to be filed by March 27, 2006 and effective by May 26, 2006). Under the terms of the Old Debentures, we are required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Old Debentures. We have received a letter dated November 14, 2007 from YA Global waiving, as of that date, all rights to collect any and all liquidated damages arising from any default under any of the convertible debenture agreements. Because any common shares obtained by YA Global on conversion of the Old Debentures may now be freely sold by them under Rule 144(k), without volume restrictions and without registration, we do not believe we will be subject to any penalties after November 14, 2007 for not filing the required registration statement.

We also assumed the remaining portions of a convertible promissory note that was originally issued in 2000. A portion of the note is held by YA Global and a portion is held by entities associated with LH Financial. The notes are convertible into shares of common stock at a conversion price per share equal to 85% of the average of the five lowest closing bid prices of the common stock during the 22 trading days immediately preceding the conversion date. In 2007, YA Global converted their entire principal amount of $168,000 plus all accrued interest thereon of $61,000 into 574,807 common shares.

Default

The prior obligations assumed in the reverse merger are past due and are therefore in default.  As noted above, as part of the December 31, 2007 Amendment Agreement, the Company agreed that it would comply with the requirement to have unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit no later than January 31, 2008.  The Company also agreed to have signed a definitive joint venture with Eco Plantations no later than January 31, 2008.  The Company has not complied with these undertakings and, accordingly, all its obligations to YA Global are in default.  As a result, all of the Company’s convertible debt obligations are in default, permitting the holders to demand immediate payment, and have therefore been classified as current at March 31, 2008.

See, Note 11 “Subsequent Events - Forbearance Agreement”.

Derivative Instrument Liabilities and Beneficial Conversion Feature:

 In accounting for the Convertible Debentures and the associated Warrants, we have considered the requirements of EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock". Because the number of shares that may be required to be issued on conversion of the Convertible Debentures is dependent on the price of our common stock, the number of shares ultimately required is indeterminate. However, full conversion of the outstanding Convertible Debentures and exercise of outstanding Warrants, together with currently outstanding common stock and all other currently existing requirements to issue common stock, require us to have approximately 64 million common shares authorized. We are authorized to issue 3 billion common shares. As a result, management believes it will have sufficient authorized shares available to physically settle all contracts that currently require delivery of common shares. Furthermore, our management, together with investors associated with management, control a majority of our outstanding common shares. Accordingly, our management believes it is in a position to secure shareholder approval of an increase in the authorized number of shares, should such an increase be required in the future. As a result of management’s conclusion that it will have sufficient authorized shares available to settle all outstanding contracts requiring delivery of common shares, the conversion option embedded in the Convertible Debentures has not been bifurcated and the Warrants issued in connection with the Convertible Debentures have been accounted for as equity instruments.

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

NOTE 8  RELATED PARTIES – accounts and notes payable

On December 13, 2007, we issued two notes, each with a principal amount of $50,000 (an aggregate of $100,000) to two stockholders, one of whom is John King, whom has resigned as Chief Executive Officer and Chief Financial Officer as of April 15, 2008.  The Notes have a maturity date of February 11, 2008 and bear interest of 12% per annum. We are precluded from repaying the Notes without the express written consent of YA Global.   On January 24, 2008, an amendment was issued on both notes increasing the aggregate amount of each note to $55,500.  As of March 31, 2008, each note had a balance of $57,375, including accrued interest.  The Company has not made any payments on the notes

On December 13, 2007, we issued a note with the principal amount of $50,000 to another stockholder.  The Note has a maturity date of February 11, 2008 and bears interest of 12% per annum. We are precluded from repaying the Note without the express written consent of YA Global.  As of March 31, 2008, the note had a balance of $80,426, including accrued interest.  The Company has not made any payments on the note.

We utilize space and employees in Milwaukee, Wisconsin of an entity controlled by the Chairman of the Board of Directors. The fair value of the space and work done by the employees is $6,000 per month. As of March 31, 2008, $66,000 is outstanding.

NOTE 9  STOCK OPTION PLANS

On July 10, 2007, the majority stockholders approved the 2007 Stock Incentive Stock Plan (the "2007 Incentive Plan") and authorized 1,000,000 shares of common stock for issuance of stock awards and stock options there under. As of March 31, 2008, no stock awards or stock options have been issued under the 2007 Incentive Plan.

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

NOTE 10 OTHER COMMITMENTS AND CONTINGENCIES

As described in Note 7, the Company entered into a Registration Rights Agreement with YA Global providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to YA Global. Upon written demand from YA Global, the Company is obligated to file a Registration Statement within 45 days and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of its obligations under the Registration Rights Agreement, the Company is required to pay to YA Global, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of March 31, 2008, no demand for registration has been received by the Company.

The Company has employment agreements with two senior officers.  The agreements were executed on July 2, 2007 for $57,000 each.  Each agreement is for a two-year employment period and automatically renews at the determined notice date.   Both employment agreements were terminated subsequent to the quarter ended March 31, 2008 (See Note 11 Subsequent Events).

NOTE 11 SUBSEQUENT EVENTS

On April 21, 2008, Renewal RPI entered into a Loan and Security Agreement (the “Agreement”) with Phoenix Investors, LLC (“Phoenix”), a stockholder of the Company.  Phoenix’s managing member is David Marks, the Company’s sole member of the Board of Directors.   Phoenix will provide funds of up to $500,000 (the “Loan” and all amounts loaned pursuant to the Agreement will hereinafter be referred to as “Term Loans”) from time to time upon the written request of RPI.  The Loan has a maturity date of July 15, 2008 and bear an interest rate of 13%.  In connection with the Loan, Phoenix shall be paid a loan original fee of $50,000 and receive warrants to purchase 20,000,000 shares of the common stock of the Company. The warrants are exercisable for a period of five years at an exercise price of $0.05 per share and may be exercised on a cashless basis.

Both employment agreements with senior management of the Company were terminated subsequent to the quarter ended March 31, 2008.  The Company is negotiating separation agreement and future consulting agreements with these senior employees.

Forbearance Agreement

On April 28, 2008, the Company entered into a Forbearance Agreement (the “Agreement”) with Montgomery Equity Partners, Ltd. (“Montgomery”) and YA Global.  This secured convertible indebtedness of Montgomery and YA Global (collectively, “Lenders”) had an aggregate principal balance, as of April 21, 2008, of approximately $4,249,720, and aggregate accrued unpaid interest of approximately $562,920.23.

Pursuant to the Agreement, the Company gave formal written notice to the Lenders of events constituting defaults under the notes and other documents evidencing and securing the Indebtedness (the “Loan Documents”), that are continuing, including the Company’s failure to repay a portion of the indebtedness that had matured.

Pursuant to the Agreement, Lenders agreed to forbear from exercising their rights and remedies under the Loan Documents until September 30, 2008, unless and until there is a new default under the Loan Documents.  In connection with the Forbearance Agreement, the Company agreed (a) to amend the warrant entitling YA Global to purchase 1,050,000 common shares of the Company, to reduce the exercise price to $.001 per share; (b) to increase the interest rate payable on the Indebtedness to 13% per annum; (c) to allow the Company to prepay the indebtedness at any time prior to September 30,2008; (d) to extend the maturity of the portion of the debentures due December 28, 2006 (evidencing a portion of the Indebtedness in the aggregate principal amount of $549,720, and being the only portion of the indebtedness that has or will mature prior to September 30,2008) to September 30, 2008; and (e) for the Company’s cash deposits, to enter into a Deposit Account Control Agreement with a bank that, upon the earlier of a new default under the Loan Documents or September 30, 2008, gives YA Global exclusive and immediate control over the Company’s cash deposits in such account.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

●	Overview
●	History
●	Business Strategy, Core Philosophies, and Current Operations
●	Results of Operations
●	Liquidity and Capital Resources
●	Off-Balance-Sheet Arrangements
●	Qualitative and Quantitative Disclosures About Market Risk
●	Outlook

The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

THE INFORMATION CONTAINED IN THIS FORM 10-Q IS NOT A COMPLETE DESCRIPTION OF OUR BUSINESS OR THE RISKS ASSOCIATED WITH AN INVESTMENT IN US. READERS ARE REFERRED TO DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, WHICH IDENTIFY IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

OVERVIEW

As of the end of the quarter, March 31, 2008, Renewal Fuels, Inc. (“Renewal”) had three wholly-owned subsidiaries - Renewal Biodiesel, Inc. (“Renewal Biodiesel”), Biodiesel Solutions, Inc. (“BSI”), and Renewal Plantations, Inc (“RPI”).

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

RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with another party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI.

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

Tech Laboratories had no active business operations immediately prior to the merger. Mr. John King, former Chief Executive Officer and Mr. David Marks, Chairman were officers and directors and were minority shareholders of Renewal Biodiesel.

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

Acquisition of Assets of FuelMeister Business and BSI

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

As consideration for the acquisition of BSI, we issued an aggregate of 3,333,333 shares of common stock, 1,000,000 new Series B preferred shares of BSI, initially convertible into 1,333,333 shares of our common stock, options to purchase 96,400 shares of our common stock and $500,000 in cash. The BSI Preferred Stock is immediately convertible at the option of the holders into common stock of the Company at a conversion price equal to the greater of (i) $0.75, or (ii) the average closing price of the common stock during the ten trading days immediately preceding the conversion date. Prior to the acquisition of BSI, the Company loaned $200,000 to BSI under an 8% 180 day secured promissory note, due November 24, 2007. Upon the acquisition of BSI, the note receivable was reclassified as an investment to BSI.

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

Predecessor Business

As described above, under the terms of the Renewal Merger Agreement, we acquired 100% of the common stock of Renewal Biodiesel in exchange for the issuance by us of 22,907,323 common shares. Although we were the legal acquirer, Renewal Biodiesel was considered to be the accounting acquirer and, as such, the acquisition was accounted for as a reverse merger and recapitalization. As a result, the accompanying unaudited consolidated financial statements represent the results of operations and cash flows of the accounting acquirer and Successor (Renewal Fuels) for the period ending March 31, 2008. The FuelMeister Business acquired by Renewal Fuels constitutes our Predecessor business. The accompanying unaudited consolidated financial statements, as of March 31, 2008 and for the period March 9, 2007 (date of inception) through March 31, 2007, are those of the Successor. The statements of operations for the three months ended March 31, 2007, and the statements of cash flows for the three months ended March 31, 2007 are those of our Predecessor, the FuelMeister Business.

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

RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with another party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI.

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

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended March 31, 2008( Uunaudited)(Successor);

•	Results of operations for the period March 9, 2007 (date of inception) through March 31, 2007(Unaudited) (Successor);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the three months ended March 31, 2008 (unaudited).

Net Sales	$345,862	100.0%
Cost of sales	221,697	64.1%
Gross Profit	124,165	35.9%
Operating Expenses:
Employee compensation and benefits	263,057	76.1%
Occupancy and equipment	42,984	12.4%
Advertising	29,523	8.5%
Professional fees	119,295	34.5%
Other general and administrative expenses	116,888	33.0%
Amortization of intangible assets	105,056	30.4%
Total Operating Expenses	676,803	195.7%
Operating Income (Loss)	(552,638)	-159.8%
Interest expense	(295,668)	-85.5%
Other income (expenses)	109	0.0%

Net Income (Loss)	$(848,197)	-245.2%

Revenues

For the three months ended March 31, 2008, revenues were $345,862, an increase when compared with the Successor’s period of March 9, 2007 (Date of Inception) to March 31, 2007, due to an increase in sales of the Fuelmeister product.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2008 was $221,697 or 64.1% of revenues for the quarter, resulting in a gross profit margin of $124,165 or 35.9% for the three months ended March 31, 2008.

Employee Compensation and Benefits

Employee compensation and benefits were $263,057 or 76.1% of revenues for the three months ended March 31, 2008. These expenses have increased when compared with the Predecessor’s three months ended March 31, 2007 due to increased engineering and labor costs associated with the Fuelmeister and BiodieselMaster® products.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, amortization, and other miscellaneous expenses, amounted to $42,984 or 12.4% of revenues for the three months ended March 31, 2008, an increase when compared with the Predecessor’s three months ended March 31, 2007 due to facility expansion for the Fuelmeister and BiodieselMaster ® products.

Advertising Expenses

Advertising expenses were $29,523, or 8.5% of revenues, for the three months ended March 31, 2008 and increased when compared with the Predecessor’s three months ended March 31, 2007due to website costs and management’s re-launch of the FuelMeister product.

Professional Fees

Professional fees, consisting primarily of accounting, attorney and valuation fees, were $119,295 or 34.5% of revenues for the three months ended March 31, 2008 and increased compared with the Predecessor’s three months ended March 31, 2007 due to increased costs associated with SEC compliance and related matters.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses were $116,888 or 33% of revenue for the three months ended March 31, 2008 and increased compared with the Predecessor’s three months ended March 31, 2007 due to additional costs associated with the Fuelmeister and BiodieselMaster® products.

Amortization of Intangible Assets

Amortization of intangible assets was $105,056 or 30.4% of revenue for the three months ended March 31, 2008, primarily due to the amortization of assets acquired in the acquisition of BSI and Fuelmeister.

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $295,668 and other income of $109, amounted to a net expense of $295,559 for the three months ended March 31 2008, and increased compared with the Predecessor’s three months ended March 31, 2007, due to the interest and debt discount associated with our convertible debenture obligations.

Net Loss

As a result of the above, we reported a net loss of $848,197 for the three months ended March 31, 2008.

RESULTS OF OPERATIONS FOR THE PERIOD MARCH 9, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

The information contained in this section is that of the Successor, Renewal Fuels, Inc., for the period March 9, 2007 (date of inception) through March 31, 2007 (unaudited).

Net Sales	$-	100.0%
Cost of Sales	-	0%
Gross Profit	-	0%
Operating Expenses:
Employee compensation and benefits	-	0%
Professional fees	-	0%
Other general and administrative expenses	31,494	0%
Total Operating Expenses	31,494	0%
Operating Income (Loss)	(31,494)	0%
Interest expense	(35,654)	0%
Other income (expenses)	71,916	0%

Net Income (Loss)	$4,768	0%

Net Sales

For the period from March 9, 2007 (inception) through March 31, 2007, net sales were $0 and decreased when compared with the Predecessor’s three months ended March 31, 2007 due to management’s focus on the acquisition of FuelMeister and BiodieselMaster® products.

Cost of Sales and Gross Profit

Cost of sales for the period ended March 9, 2007 (inception) through March 31, 2007 was $0 due to management’s focus on the acquisition of FuelMeister and BiodieselMaster® products.

Employee Compensation and Benefits

Employee compensation and benefits were $0 for the period from March 9, 2007 (inception) through March 31, 2007 due to management’s focus on the acquisition of FuelMeister and BiodieselMaster® products.

Professional Fees

Professional fees were $0 for the period from March 9, 2007 (inception) through March 31, 2007 due to management’s focus on the acquisition of FuelMeister and BiodieselMaster® products.

General and Administrative Expenses

General and administrative expenses were $31,494 for the period from March 9, 2007 (inception) through March 31, 2007 and increased due to management’s focus on the acquisition of FuelMeister and BiodieselMaster® products.

Net Financial (Income) Expense

Net financial (income) expense, consisting primarily of interest expense of $35,654 and a gain on sale of assets of $(71,916), amounted to a net income of $36,242 for the period from March 9, 2007 (inception) through March 31, 2007.

Net Income

As a result of the above, we reported a net income of $6,768 for the period from March 9, 2007 (inception) through March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations:

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. During the three months ended March 31, 2008, we had a net loss of $848,197 which included non-cash items totaling $411,498, consisting primarily of depreciation, amortization of financing fees, convertible debt, and intangible assets. Our existence is dependent on management’s ability to develop profitable operations and successful integration of our acquired businesses.

Net cash used in investing activities was $884, which is the purchase of depreciable assets.

Net cash provided by financing activities was $39,541 which was provided by proceeds from note payables from stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off balance sheet arrangements, other than the property leases described in the footnotes to the financial statements.

CRITICAL ACCOUNTING POLICIES

Going Concern

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as increasing sales of biodiesel units. With these sales the Company anticipates that it will become less reliant on short-term financing.

Concentrations of Credit Risk

The Company has several customers that accounted for the total revenue for the three months ended March 31, 2008.

Revenue Recognition

The Company recognizes sales when earned.  At the time of the transaction, the Company assesses payment terms associated with the transaction and whether collectibility is reasonably assured.  If a significant portion of a fee is due after the normal payment terms, the Company accounts for the fee as not being fixed and determinable.  In these cases, the Company recognizes revenue as the fees become due.  Where the Company provides a sale at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon completion of the sale.

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of  March 31, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

YA Global Investments, L.P., $300,000 convertible debenture, due December 31, 2009
YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009
YA Global Investments, L.P., $400,000 convertible debenture, due May 31, 2009
YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009
Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand
Montgomery Equity Partners, Ltd., $249,720 15% convertible debenture, due on demand
LH Financial, $156,080 18% convertible promissory note, due on demand

Forbearance Agreement

On April 28, 2008, the Company entered into a Forbearance Agreement (the “Agreement”) with Montgomery Equity Partners, Ltd. (“Montgomery”) and YA Global.  This secured convertible indebtedness of Montgomery and YA Global (collectively, “Lenders”) had an aggregate principal balance, as of April 21, 2008, of approximately $4,249,720, and aggregate accrued unpaid interest of approximately $562,920.23.

Pursuant to the Agreement, the Company gave formal written notice to the Lenders of events constituting defaults under the notes and other documents evidencing and securing the Indebtedness (the “Loan Documents”), that are continuing, including the Company’s failure to repay a portion of the indebtedness that had matured.

Pursuant to the Agreement, Lenders agreed to forbear from exercising their rights and remedies under the Loan Documents until September 30, 2008, unless and until there is a new default under the Loan Documents.  In connection with the Forbearance Agreement, the Company agreed (a) to amend the warrant entitling YA Global to purchase 1,050,000 common shares of the Company, to reduce the exercise price to $.001 per share; (b) to increase the interest rate payable on the Indebtedness to 13% per annum; (c) to allow the Company to prepay the indebtedness at any time prior to September 30,2008; (d) to extend the maturity of the portion of the debentures due December 28, 2006 (evidencing a portion of the Indebtedness in the aggregate principal amount of $549,720, and being the only portion of the indebtedness that has or will mature prior to September 30,2008) to September 30, 2008; and (e) for the Company’s cash deposits, to enter into a Deposit Account Control Agreement with a bank that, upon the earlier of a new default under the Loan Documents or September 30, 2008, gives YA Global exclusive and immediate control over the Company’s cash deposits in such account.

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

10.18	Amendment No. 1 to Secured Convertible Debenture No. MEP-3, dated May 31, 2007, by and between Tech Laboratories, Inc. and Montgomery Equity Partners, Ltd. (2)

10.19	Agreement and Plan of Merger, dated July 2, 2007, among Tech Laboratories, Inc., BSI Acquisitions, Inc. and Biodiesel Solutions, Inc. (3)

10.20	Securities Purchase Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.21	$2,000,000 principal amount Secured Convertible Debenture, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.22	Warrant to purchase 33,750,000 shares of Common Stock of Tech Laboratories, Inc. dated July 2, 2007 (3)

10.23	Amendment No. 1 to Registration Rights Agreement, dated July 2, 2007, by and between Tech Laboratories, Inc. and Cornell Capital Partners L.P. (3)

10.24	Security Agreement, dated July 2, 2007, by and between Biodiesel Solutions, Inc., Renewal Fuels, Inc. and Cornell Capital Partners L.P. (3)

10.25	Promissory Note issued to Phoenix Investors, LLC by Renewal Fuels, Inc., dated December 13, 2007. (4)

10.26	Promissory Note issued to John King by Renewal Fuels, Inc., dated December 13, 2007. (4)

10.27	Promissory Note issued to Rudolph A. Wiedemann by Renewal Fuels, Inc., dated December 13, 2007. (4)

10.28	Amendment to Securities Purchase Agreement, December 31, 2007, by and between Renewal Fuels, Inc. and YA Global Investments, L.P. (4)

10.29	$300,000 principal amount Secured Convertible Debenture, dated December 31, 2007, by and between Renewal Fuels, Inc. and YA Global Investments, L.P. (4)

10.30	Loan and Security Agreement, April 28, 2008, by and between Renewal Plantations, Inc. and Phoenix Investors, LLC. with Form of Term Note attached as Exhibit A. (5)

10.31	Warrant to purchase 20,000,000 shares of Common Stock of Renewal Fuels, Inc. dated April 21, 2008. (5)

10.32	Forbearance Agreement, April 28, 2008, by and among Renewal Fuels, Inc., Montgomery Equity Partners, Ltd. and YA Global Investments, L.P. (6)

10.33	Form of Deposit Account Control Agreement, by and among Renewal Fuels, Inc., YA Global Investments, and the bank maintaining the deposit account. (6)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to Form 8-K filed on April 26, 2007

(2)  Incorporated by reference to Form 8-K filed on June 8, 2007

(3)  Incorporated by reference to Form 8-K filed on July 6, 2007

(4)  Incorporated by reference to Form 8-K filed on January 17, 2008

(5)  Incorporated by reference to Form 8-K filed on April 21, 2008

(6)  Incorporated by reference to Form 8-K filed on May 7, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENEWAL FUELS, INC.

Dated: May 15, 2008	By:	/s/ Bryan Chance
Bryan Chance,
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)