Form 10-Q
period 2008-06-30
Renewal Fuels, Inc.
filed 2008-08-15
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________

Commission File Number: 000-30172

Renewal Fuels, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	22-1436279
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,508,851 shares of common stock, $0.001 par value per share, as of August 13, 2008.

Indicate by a check mark whether the registrant is (check one):

an accelerated filer [ ]	a non accelerated filer [ ]	or a smaller reporting company [X]

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

RENEWAL FUELS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I.  FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Renewal Fuels, Inc. (formerly Tech Laboratories, Inc.) (referred to as the “Company” or “we”, “us” or “our” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.  The potential risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied herein can be found in our periodic reports filed with the Securities and Exchange Commission.

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

RENEWAL FUELS, INC
Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$41,311	$98,212
Accounts Receivable	63,413	270,000
Inventories	191,009	96,883
Equipment Held for Sale from Discontinued Operations	13,264	-
Other Current Assets	120,863	80,318
Total Current Assets	429,860	545,413

Property, Plant and Equipment-net	270,951	349,305
Finance Fees-net	229,993	349,993
Intangibles-net	221,846	417,025
Goodwill	93,705	323,684
Total Assets	$1,246,355	$1,985,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts Payable	$191,840	$265,691
Accounts Payable-Related Party	84,000	48,000
Other Payables	173,827	232,223
Accrued Interest Payable-Convertible Debt	810,025	558,298
Accrued Interest Payable-Related Party	15,202	888
Liabilities from Discontinued Operations	311,518	-
Current Maturities of Convertible Debt	2,396,714	2,133,577
Note Payable-Related Party	457,202	150,000
Convertible preferred stock of subsidiary (preference in liquidation - $1,000,000)	800,000	800,000
Total Liabilities	5,240,328	4,188,677
Stockholder's deficiency:
Capital Stock:
Preferred stock, Class A-par value of $.001;
20,000,000 shares authorized; No shares issued	-	-
Common stock-par value of $.001; 3,000,000,000 shares
authorized; 35,508,851 and 28,832,455 shares issued and outstanding June 30, 2008 and December 31, 2007 respectively	35,509	28,832
Additional Paid in Capital	8,996,860	8,890,236
Accumulated Deficiency	(13,026,342)	(11,122,325)
Total Stockholder's Deficiency	(3,993,973)	(2,203,257)
Total Liabilities and Stockholder's Deficiency	$1,246,355	$1,985,420

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period from March 9, 2007 (Date of Inception) to June 30, 2007

Sales	$879,973	$244,087	$1,225,835	$244,087
Net Sales	879,973	244,087	1,225,835	244,087

Cost of Goods Sold	575,847	142,342	797,544	142,342

Gross Profit	304,126	101,745	428,291	101,745

Operating Expenses:
Employee compensation and benefits	90,044	32,696	353,101	34,272
Stock-based transaction expense	-	5,131,231	-	5,131,231
Occupancy and equipment	33,020	8,257	76,004	8,257
Advertising	22,251	43,815	51,774	43,983
Professional Fees	143,388	317,898	262,683	349,741
Other general and administrative	207,874	100,666	324,762	100,494
Amortization of Intangible Assets	87,594	-	192,650	-
Total Operating Expenses	584,171	5,634,563	1,260,974	5,667,979

Operating Income (Loss)	(280,045)	(5,532,818)	(832,683)	(5,566,234)

Interest Income	-	755	-	755
Interest Expense	(349,134)	(413,500)	(644,802)	(415,427)
Financing Fees	-	(20,632)	-	(20,632)
Discontinued Operations, net of $0 tax	(396,806)	-	(396,806)	-
Other Income (Expenses)	(29,836)	-	(29,727)	-

Net Income (loss)	$(1,055,821)	$(5,966,195)	$(1,904,018)	$(6,001,538)

Net income (loss) per share:
Basic and Diluted	$(0.03)	$(0.25)	$(0.06)	$(0.25)
Continued Operations	$(0.02)	$(0.25)	$(0.05)	$(0.25)
Discontinued Operations	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding:
Basic	32,762,783	23,668,270	31,077,039	23,650,442
Diluted	32,762,783	23,668,270	31,077,039	23,650,442

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Period from March 9, 2007 (Date of Inception) to June 30,2007

Cash Flows From Operating Activities
Net Loss	$(1,904,018)	$(6,001,538)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	224,705	32,854
Amortization of debt discounts	376,437	355,949
Stock-based transaction expense	-	5,131,231
Provided services	18,000	-
Loss on Discontinued Operations, net of $0 tax	396,807	-
Changes in operating assets and liabilities, net
Inventories	(94,126)	(17,035)
Other current assets	166,042	(24,577)
Discontinued Liabilities	311,518	-
Accounts Payable	(135,233)	(2,490)
Accrued Interest Payable	298,021	57,551
Other Payables	38,989	-
Customer deposits	-	2,932
Net Cash Provided by (Used in) Operating Activities	(302,679)	(465,123)

Cash Flows From Investing Activities:
Acuisition of FuelMeister assets	-	(494,426)
Note Receivable-Biodiesel Solutions	-	(200,000)
Purchases of property and equipment	(11,264)	(1,700)
Net Cash Flows Used In Investing Activities	(11,264)	(696,126)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	57,279
Proceeds from issuance of warrants	-	238,932
Proceeds from issuance of long-term debt	-	1,161,068
Payment of debt issuance costs	-	(180,000)
Proceeds from note payables	257,042	-
Net Cash Provided by Financing Activities	257,042	1,277,279

Net Increase (Decrease) In Cash	(56,901)	116,030
Cash-Beginning of period	98,212	-
Cash-End of period	$41,311	$116,030

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$1,927
Income Taxes Paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Stock warrants exercised	$238,932	$-
Net liabilities assumed in a capitalization	-	$1,677,020
Debt conversion to common stock	$113,300
Provided services by Phoenix Investors	$18,000

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008
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

In September 2007, the Company purchased two greenhouses which were later transferred to our Renewal Plantations, Inc subsidiary (“RPI”), which was formed as a wholly owned subsidiary on February 11, 2008.  RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  A Management Service Agreement between RPI and Emerald Energy, LLC (“Service Agreement”) was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  We are establishing customers for the products to be produced by RPI.  Recently, RPI learned that the root sections processed and planted by Emerald Energy, LLC in April and May 2008 did not survive.  According to Emerald Energy, LLC, the PH level of the soil wasn’t proper for the sustained growth of the root sections.  Emerald Energy, LLC has already replanted a number of root sections.  These root sections appear to be growing normally.  RPI and Emerald Energy, LLC are in ongoing discussions about how to modify their relationship given these developments.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventories consisted of the following at June 30, 2008:

Raw materials	$181,911
Work-in-process	9,098
$191,009

Intangible Assets

Intangible assets, consisting primarily of customer lists, engineering drawings and other intangibles acquired as part of the acquisition of the FuelMeister Business are amortized over their estimated useful lives, which range from 1 to 15 years.

Goodwill

Goodwill was recognized in July of 2007 due to the acquisitions of BSI.  On June 30, 2008, goodwill was written off to due to discontinued operations.

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

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and March 9, 2007 (Date of Inception) to June 30, 2007 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2007 appearing in Form 10KSB filed on April 15, 2008.

Impact of Recently Issued Accounting Pronouncements

Management believes that no new pronouncements will have a material affect on the financials.

NOTE 3  DISCONTINUED OPERATIONS

On April 15, 2008, BSI ceased its development operations of factory-built biodiesel processing equipment called BiodieselMaster® due to rising input costs and the development of more efficient means of converting vegetable oil into biodiesel fuel.  The Company sold productive and shop equipment previously used in BSI operations for $13,264 on July 9, 2008.  The Company wrote off $396,806 of intangibles, goodwill, and remainder of the fixed assets at June 30, 2008.

NOTE 4  INTANGIBLE ASSETS

The following table summarizes amortized intangible assets:

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Customer lists	$70,000	$5,834	$64,166
Engineering drawings	70,000	15,500	54,500
Non Compete Agreeement	-	-	-
Tradename	118,000	14,820	103,180
Patent application	3,000	3,000	-
Total Amortized Intangible Assets	261,000	39,154	221,846

Financing Fees	$480,000	$250,007	$229,993
Unamortized Intangibles
Goodwill	$93,705

NOTE 5  DEBT

At June 30, 2008 short-term debt consists of the following:

YA Global Investments, L.P., $300,000 convertible debenture, due December 31, 2009, including interest at prime + 2.75% (10% at June 30, 2008)(accrued interest as of June 30, 2008 is $14,959)	314,959
Less unamortized discount from warrants and beneficial conversion feature	(300,000)
14,959

YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009, including interest at prime + 2.75% (10% at June 30, 2008) (accrued interest as of June 30, 2008 is $124,991)	$1,124,991
Less unamortized discount from warrants and beneficial conversion feature	(231,215)
893,776

YA Global Investments, L.P., $400,000 convertible debenture, due May 31, 2009, including interest at prime + 2.75% (10% at June 30, 2008))(accrued interest as of June 30, 2008 is $44,936)	444,936
Less unamortized discount from beneficial conversion feature	(373,134)
71,802

YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009, including interest at prime + 2.75% (10% at June 30, 2008) (accrued interest as of June 30, 2008 is $205,973)	2,205,973
Less unamortized discount from warrants and beneficial conversion feature	(1,063,937)
1,142,036

Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $187,774 through June 30, 2008	487,774

Montgomery Equity Partners, Ltd., $249,720 15% convertible debenture, due on demand, including accrued interest of $108,725 through June 30, 2008	317,645

LH Financial, $156,080 18% convertible promissory note, due on demand, including accrued interest of $122,667 through June 30, 2008	278,747

Total convertible debt obligations, including accrued interest	3,206,739
Less: accrued interest	810,025
Prior obligations in default classified as current	$2,396,714

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

As part of the Amendment Agreement dated December 31, 2007, the Company also agreed to reduce the exercise price of the 1,200,000 warrants issued to YA Global on April 20, 2007 from $0.15 per share to $0.001 per share and to reduce the exercise price of 1,200,000 of the 2,250,000 warrants issued to YA Global on July 2, 2007 from $0.90 per share to $0.001 per share.  The cost of these reductions in the exercise price was estimated at $78,337, based on the value of the warrants immediately before and after the change in the exercise prices,  using the Cox-Ross-Rubenstein binomial model, based on the market price of $0.23, estimated volatility of 123%, a risk free rate of 3.45% and the remaining life of the warrants.  On March 27, 2008, YA Global completed a cashless exercise of the 1,200,000 warrants originally issued on April 20,2007 and were issued 1,186,813 shares of common stock.

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

(b) Prior obligations assumed in reverse merger

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, we assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, we previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. Through the six months ended June 30, 2008, YA Global converted $113,300 of Old Debenture into 5,489,583 shares of common stock.

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

Pursuant to the Agreement, Lenders agreed to forbear from exercising their rights and remedies under the Loan Documents until September 30, 2008, unless and until there is a new default under the Loan Documents.  In connection with the Forbearance Agreement, the Company agreed (a) to amend the warrant entitling YA Global to purchase 1,050,000 common shares of the Company, to reduce the exercise price to $.001 per share; (b) to increase the interest rate payable on the Indebtedness to 13% per annum; (c) to allow the Company to prepay the indebtedness at any time prior to September 30,2008; (d) to extend the maturity of the portion of the debentures due December 28, 2006 (evidencing a portion of the Indebtedness in the aggregate principal amount of $549,720, and being the only portion of the indebtedness that has or will mature prior to September 30, 2008) to September 30, 2008; and (e) for the Company’s cash deposits, to enter into a Deposit Account Control Agreement with a bank that, upon the earlier of a new default under the Loan Documents or September 30, 2008, gives YA Global exclusive and immediate control over the Company’s cash deposits in such account.

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

NOTE 6  RELATED PARTIES – accounts and notes payable

On December 13, 2007, we issued two notes, each with a principal amount of $50,000 (an aggregate of $100,000) to two stockholders, one of whom is John King, whom has resigned as Chief Executive Officer and Chief Financial Officer as of April 15, 2008.  The Notes have a maturity date of February 11, 2008 and bear interest of 12% per annum. We are precluded from repaying the Notes without the express written consent of YA Global.   On January 24, 2008, an amendment was issued on both notes increasing the aggregate amount of each note to $55,500.  As of June 30, 2008, each note had a balance of $59,035, including accrued interest.  The Company has not made any payments on the notes

On December 13, 2007, we issued a note with the principal amount of $50,000 to another stockholder.  The Note has a maturity date of February 11, 2008 and bears interest of 12% per annum. We are precluded from repaying the Note without the express written consent of YA Global.  As of March 31, 2008, the note had a balance of $80,426, including accrued interest.  The Company has not made any payments on the note. On April 21, 2008, Renewal RPI entered into a Loan and Security Agreement (the “Agreement”) with Phoenix Investors, LLC (“Phoenix”), a stockholder of the Company.  Phoenix’s managing member is David Marks, the Company’s sole member of the Board of Directors.   Phoenix will provide funds of up to $500,000 (the “Loan” and all amounts loaned pursuant to the Agreement will hereinafter be referred to as “Term Loans”) from time to time upon the written request of RPI.  The Loan has a maturity date of July 15, 2008 and bear an interest rate of 13%.  In connection with the Loan, Phoenix shall be paid a loan original fee of $50,000 and receive warrants to purchase 20,000,000 shares of the common stock of the Company. The warrants are exercisable for a period of five years at an exercise price of $0.05 per share and may be exercised on a cashless basis.  As of June 30, 2008, the balance of the note is $349,783, including accrued interest and the loan origination fee.  As of July 15, 2008 the loan is in default.  As part of the default, the interest rate on the loan will be increased to 17%.

We utilize space and employees in Milwaukee, Wisconsin of an entity controlled by the Chairman of the Board of Directors. The fair value of the space and work done by the employees is $3,000 per month. As of June 30, 2008, $84,000 is outstanding.

NOTE 7  OTHER COMMITMENTS AND CONTINGENCIES

As described in Note 5, the Company entered into a Registration Rights Agreement with YA Global providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to YA Global. Upon written demand from YA Global, the Company is obligated to file a Registration Statement within 45 days and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of its obligations under the Registration Rights Agreement, the Company is required to pay to YA Global, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. As of June 30, 2008, no demand for registration has been received by the Company.

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

OVERVIEW

As of the end of the quarter, June 30, 2008, Renewal Fuels, Inc. (“Renewal”) had three wholly-owned subsidiaries - Renewal Biodiesel, Inc. (“Renewal Biodiesel”), Biodiesel Solutions, Inc. (“BSI”), and Renewal Plantations, Inc (“RPI”).

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

BSI was a development stage company established to manufacture a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year, appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design was to provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system will minimize labor costs and facilitates remote diagnostics. BSI’s manufacturing facilities were located in Sparks, Nevada, adjacent to the manufacturing facilities for Renewal Biodiesel.  As of April 15, 2008 BSI ceased development operations due to rising input costs and the development of more efficient means of converting vegetable oil into biodiesel fuel. .  Employment agreements for BSI employees have been terminated as of April 15, 2008.  The Company sold productive and shop equipment previously used in BSI operations on July 9, 2008.  The Company wrote off $396,806 of intangibles, goodwill, and remainder of the fixed assets.

RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with another party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  A Management Service Agreement between RPI and Emerald Energy, LLC (“Service Agreement”) was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  We are establishing customers for the products to be produced by RPI.  Recently, RPI learned that the root sections processed and planted by Emerald Energy, LLC in April and May 2008 did not survive.  According to Emerald Energy, LLC, the PH level of the soil wasn’t proper for the sustained growth of the root sections.  Emerald Energy, LLC has already replanted a number of root sections.  These root sections appear to be growing normally.  RPI and Emerald Energy, LLC are in ongoing discussions about how to modify their relationship given these developments.

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

Name	Common Shares Received	Renewa Biodiesel Shares Owned	Average Price Paid

Crivello Group LLC (1)	666,666	166,700	$0.01
Frank P. Crivello SEP IRA (1)	13,333,333	3,334,000	$0.01
John King	2,300,000	575,115	$0.01
David Marks (2)	2,700,000	675,135	$0.01
Other investors as a group (17)	3,907,324	977,029	$0.01
	22,907,323	5,727,979

(1)	Mr. Crivello is also the managing member of Crivello Group, LLC.

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

RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with another party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI. A Management Service Agreement between RPI and Emerald Energy, LLC was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  Root sections were purchased for $50,000 in 2008.  Due to growing circumstances, the root sections did not survive.  RPI is currently in the process of recuperating the $50,000 invested in the root sections.

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

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended June 30, 2008 and 2007( Uunaudited);

•	Results of operations for the six months ended June 30, 2008 and the period March 9, 2007 (date of inception) through June 30, 2007

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007 As Restated
Net Sales	$879,973		$244,087
Cost of sales	575,847		142,342
Gross Profit	304,126		101,745
Operating Expenses:
Employee compensation and benefits	90,044		32,696
Stock-based transaction expense			5,131,231
Occupancy and equipment	33,020		8,257
Advertising	22,251		43,815
Professional fees	143,388		317,898
Other general and administrative expenses	207,874		100,666
Amortization of intangible assets	87,594		-
Total Operating Expenses	584,171		5,634,563
Operating Income (Loss)	(280,045)		(5,532,818)
Interest expense	(349,134)		(413,500)
Other income (expenses)	(29,836)		(19,877)
Discontinued Operations	(396,806)		-
Net Income (Loss)	$(1,055,821)	$	$ $ $(5,966,195)

Revenues

For the three months ended June 30, 2008, revenues were $879,973, when compared with the three months ended June 30, 2007 of $244,087 increase is due to increased sales of the Fuelmeister product.

Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2008 was $575,847, resulting in a gross profit of $304,126 for the three months ended June 30, 2008 when compared to three months ended June 30, 2007 of $142,342 and a gross profit of $101,745 increase is due to an increase  in sales of the Fuelmeister product.

Employee Compensation and Benefits

Employee compensation and benefits were $90,044 for the three months ended June 30, 2008 when compared to three months ended June 30, 2007 of $32,696 increase due to the addition of several employees and officers.

Stock-based Transaction Expense

Stock-based transaction expense was $5,131,231 for the three months ended June 30, 2007, associated with the acquisition of Fuelmeister.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, and other miscellaneous expenses, amounted to $33,020 for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 of $8,257 increase is due to additional cost of production for the FuelMeister  product.

Advertising Expenses

Advertising expenses were $22,251 for the three months ended June 30, 2008 when compared with the three months ended June 30, 2007 of $43,815 decrease due to less advertising and website costs.

Professional Fees

Professional fees, consisting primarily of accounting, attorney and accountant fees, were $143,388 for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 of $317,898 decreased is due to acquisition and merger costs in 2007.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses were $207,874 for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 of $100,666, increase is due to additional costs associated with the Fuelmeister.

Amortization of Intangible Assets

Amortization of intangible assets was $87,594 for the three months ended June 30, 2008, primarily due to the amortization of assets acquired in the acquisition of Fuelmeister.

Other (Income) Expense

Other (income) expense, was $775,776 for the three months ended June 30, 2008 consisted of interest expense of $349,134 other expenses of $29,836, and discounted operation of $396,806, when compared with the three months ended June 30, 2007 of $433,377, increase is due to additional interest and debt discount associated with our convertible debenture obligations, along with discounted operations of BSI.

Net Loss

As a result of the above, we reported a net loss of $1,055,821 for the three months ended June 30, 2008 and a net loss of $5,966,195 for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 and MARCH 9, 2007 (DATE OF INCEPTION) TO JUNE 30, 2007.

	2008	2007 As Restated
Net Sales	$1,225,835	$244,087
Cost of sales	797,544	142,342
Gross Profit	428,291	101,745
Operating Expenses:
Employee compensation and benefits	353,101	34,272
Stock-based transaction expense		5,131,231
Occupancy and equipment	76,004	8,257
Advertising	51,774	43,983
Professional fees	262,683	349,741
Other general and administrative expenses	324,762	100,494
Amortization of intangible assets	192,650	-
Total Operating Expenses	1,260,974	5,667,979
Operating Income (Loss)	(832,683)	(5,566,234)
Interest expense	(644,802)	(415,427)
Other income (expenses)	(29,836)	(19,877)
Discontinued Operations	(396,806)	-
Net Income (Loss)	$(1,904,018)	$(6,001,538)

Revenues

For the six months ended June 30, 2008, revenues were $1,225,835 when compared with period of March 9, 2007 (Date of Inception) to  June 30, 2007 of $244,087 increase is due increased to sales of the Fuelmeister product.

Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2008 was $797,544 resulting in a gross profit of $428,291 for the six months ended June 30, 2008 compared to $142,342 and a gross profit of $101,745 for March 9, 2007 (Date of Inception) to June 30, 2007 due to increased sales and production of the Fuelmeister product.

Employee Compensation and Benefits

Employee compensation and benefits were $353,101 for the six months ended June 30, 2008 when compared to  March 9, 2007 (Date of Inception) to June 30, 2007 of $34,272 increased due to the acquisition of RBI.

Stock-based Transaction Expense

Stock-based transaction expense was $5,131,231 for March 9, 2007 (Date of Inception) to June 30, 2007 due to the acquisition of the Fuelmeister product.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, and other miscellaneous expenses, amounted to $76,004 for the six months ended June 30, 2008 when compared with March 9, 2007 (Date of Inception) to June 30, 2007 of 8,257 increased due to facility production for the FuelMeister product.

Advertising Expenses

Advertising expenses were $51,774 for the six months ended June 30, 2008 when compared with March 9, 2007 (Date of Inception) to June 30, 2007 of $43,983 increased due to increased advertising and website costs.

Professional Fees

Professional fees, consisting primarily of accounting, attorney and accountant fees, were $262,683 for the six months ended June 30, 2008 when compared with March 9, 2007 (Date of Inception) to June 30, 2007 of $349,741 decreased due to acquisition and merger costs in 2007.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses were $324,762 for the six months ended June 30, 2008 when compared with March 9, 2007 (Date of Inception) to June 30, 2007 of $100,494 increased due to additional costs associated with the Fuelmeister.

Amortization of Intangible Assets

Amortization of intangible assets was $192,650 for the six months ended June 30, 2008, primarily due to the amortization of assets acquired in the acquisition Fuelmeister.

Other (Income) Expense

Other (income) expense, was $1,071,335 for the three months ended June 30, 2008 consisted of interest expense of $644,802 other expenses of $29,836, and discounted operation of $396,806, when compared with the period March 9, 2007 (Date of Inception) to June 30, 2007 of $435,304, increase is due to additional interest and debt discount associated with our convertible debenture obligations, along with discounted operations of BSI.

Net Loss

As a result of the above, we reported a net loss of $1,904,018 for the six months ended June 30, 2008 and a net loss of $6,001,538 for March 9, 2007 (Date of Inception) to June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations:

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2008, we had a net loss of $1,904,018 which included non-cash items totaling $1,267,676, consisting primarily of depreciation, amortization of financing fees, convertible debt, and discontinuation of operations. Our existence is dependent on management’s ability to develop profitable operations and successful integration of our acquired businesses.

Net cash used in investing activities was $11,264, which is the purchase of depreciable assets.

Net cash provided by financing activities was $257,042 which was provided by proceeds from note payables from stockholders.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. In addition to any third-party financing we may obtain, we currently expect that funding from related parties, debt, or equity may be a continuing source of liquidity to fund our operations.   Accordingly, we will need to seek funding in the near future.

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

Concentrations of Credit Risk

The Company has several customers that accounted for the total revenue for the six months ended June 30, 2008.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the consolidated financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  June 30, 2008, and (iii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting; provided, however, that it is to be noted that, based on the above described material weakness, our management, including our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008.

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

On April 15, 2008, Bryan Chance, age 38, was appointed as Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Chance is a certified public accountant and has served as Chief Financial Officer of Titan Global Holdings, Inc. since January 24, 2006 and as President and Chief Executive Officer since August 18, 2006.  Mr. Chance also served as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company from 2000 to 2002 and has held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP.  By appointing someone who is qualified as a CPA and has considerable experience serving as a Chief Financial Officer, the Company has endeavored to provide the financial leadership that the Company requires in order to eliminate the weaknesses in its internal controls over financial reporting and otherwise design, implement and maintain a sufficient systems of internal financial controls.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

See Notes to Condensed Consolidated Financial Statements, Note 7 Debt

YA Global Investments, L.P., $300,000 convertible debenture, due December 31, 2009
YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009
YA Global Investments, L.P., $400,000 convertible debenture, due May 31, 2009
YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009
Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand
Montgomery Equity Partners, Ltd., $208,920 15% convertible debenture, due on demand
LH Financial, $156,080 18% convertible promissory note, due on demand
Phoenix Investors, LLC, $341,651, due July 15, 2008, due on demand

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

RENEWAL FUELS, INC.

Dated: August 15, 2008	By:	/s/ Bryan Chance
Bryan Chance,
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)