Form 10KSB/A
period 2007-12-31
Renewal Fuels, Inc.
filed 2008-09-18
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

X	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

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
Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the most recent 12 months	Yes	X	No
(or for such shorter period that the issuer was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained,				X
to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act.	Yes		No	X

State the issuer’s revenue for its most recent fiscal year.	$690,103
State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: as of March 31, 2008:	$615,490
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 31, 2008:	30,774,476

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

NONE

The annual report of Renewal Fuels, Inc. (the “Company”), filed on Form 10-KSB with the Securities and Exchange Commission (the “SEC”) on April 15, 2008, is hereby amended solely to provide the disclosure required by the provisions of Item 308T(a)(3) of Regulation S-B and a revised Section 302 Certification, filed herewith as Exhibit 31.1, and a revised Section 906 Certification, filed herewith as Exhibit 32.1, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

Item 8T. Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer, who also is our Principal Financial Officer , our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Given the Company’s corporate history, as a private company until April 2007, that completed an acquisition of an operating business in March 2007 and another business in July 2007, this was the initial evaluation by management of such controls.

In its evaluation, management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, management considered whether there were sufficint internal controls over financial reporting, in the contect of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

However, management evaluated whether it has implemented controls that adequately address the risk that a material misstatement of the financial statements would not be prevented or detected in a timely manner.  In this regard, management undertook a top-down, risk-based approach to this evaluation, including an evaluation of entity-level controls in assessing financial reporting risks and the adequacy of controls. In its evaluation, management focused on those controls that are needed to adequately address the risk of a material misstatement of its financial statements.

The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officers, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

A deficiency in the design of internal controls over financial reporting exists when (a) necessary controls are missing or (b) existing controls are not properly designed so that, even if the control operates as designed, the financial reporting risks would not be addressed.

Unfortunately, it became apparent to the Company that, at the time of the acquisitions, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

Given the timing and magnitude of the acquisitions, the task of integrating the businesses from both an operational and accounting perspective, and the work required to design, implement and test disclosure controls and procedures and internal controls over financial reporting, management was not confident that it would be successful in all of these respects including, of course, their accounting/financial reporting responsibilities.  This was compounded by the need to correct the accounting for the acquisition and merger transactions to the extent required in the September 12, 2007 correspondence from the SEC regarding the same.

Nevertheless, the Company clearly recognized, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and has worked to implement of an effective system of controls.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have at least the following material weakness in our internal control over financial reporting as of December 31, 2007, which has been disclosed to, and reviewed with, our independent auditor.

Insufficient personnel with appropriate accounting knowledge and training.

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Based on the above described material weakness, our management, including our CEO and principal financial and accounting officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Implemented or Planned Remedial Actions of the Material Weakness

Management has engaged an outside accounting firm to assist with the preparation of financial statements and this annual report.

On April 15, 2008, Bryan Chance, age 38, was appointed as Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Chance is a certified public accountant and has served as Chief Financial Officer of Titan Global Holdings, Inc. since January 24, 2006 and as President and Chief Executive Officer since August 18, 2006.  Mr. Chance also served as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company from 2000 to 2002 and has held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP.  By appointing someone who is qualified as a CPA and has considerable experience serving as a Chief Financial Officer, the Company has endeavored to provide the financial leadership that the Company requires in order to eliminate the weaknesses in its internal controls over financial reporting and otherwise design, implement and maintain a sufficient systems of internal controls over financial reporting.  Accordingly, the design and implementation of internal controls over financial reporting will occur as sufficient resources become available and will be tested and evaluated in due course.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWAL FUELS, INC.

Dated: September 17, 2008	By:	/s/ Bryan Chance
Bryan Chance,
Chief Executive Officer and Principal Financial and Accounting Officer

Dated: September 17, 2008	By:	/s/ David Marks
David Marks, Director

5