Form 10KSB/A
period 2007-12-31
Renewal Fuels, Inc.
filed 2008-10-14
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A (No.2)

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
Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the	Yes	X	No
most recent 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form,				X
and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act.	Yes		No	X

State the issuer’s revenue for its most recent fiscal year.	$690,103
State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: as of March 31, 2008:	$615,490
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 31, 2008:	30,774,476

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

NONE

The amended annual report of Renewal Fuels, Inc. (the “Company”), filed on Form 10-KSB/A with the Securities and Exchange Commission (the “SEC”) on September 18, 2008, is hereby amended solely to correct the disclosure required by the provisions of Item 308T(a)(3) of Regulation S-B.

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

In its evaluation, management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2007, which has been disclosed to, and reviewed with, our independent auditor.

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

RENEWAL FUELS, INC.

Dated: October 14, 2008	By:	/s/ Bryan Chance
Bryan Chance,
Chief Executive Officer and Principal Financial and Accounting Officer

Dated: October 14, 2008	By:	/s/ David Marks
David Marks, Director