Form 10-Q/A
period 2008-03-31
Renewal Fuels, Inc.
filed 2008-10-14
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The quarterly report of Renewal Fuels, Inc. (the “Company”), for the fiscal quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on May 15, 2008, is hereby amended solely to provide amended disclosure required by the provisions of Item 307 and 308T of Regulation S-K, and provide a revised Section 302 Certification, filed herewith as Exhibit 31.1, and a revised Section 906 Certification, filed herewith as Exhibit 32.1, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2008, by reason of the Company not having maintained a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

On April 15, 2008, Bryan Chance, age 38, was appointed as Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Chance is a certified public accountant and has served as Chief Financial Officer of Titan Global Holdings, Inc. since January 24, 2006 and as President and Chief Executive Officer since August 18, 2006.  Mr. Chance also served as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company from 2000 to 2002 and has held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP.  By appointing someone who is qualified as a CPA and has considerable experience serving as a Chief Financial Officer, the Company believes it has taken appropriate action to cause the design and operation of the Company's disclosure controls and procedures to be effective as of the end of the quarter ending June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, it is to be noted that management’s evaluation of internal controls over financial reporting for the fiscal year ended December 31, 2007, concluded that there was a material weakness in the Company’s internal controls over financial reporting because the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

As discussed above in “Disclosure Controls and Procedures”, on April 15, 2008, Bryan Chance, was appointed as Chief Executive Officer and Chief Financial Officer of the Company.  Given his experience, the Company believes it has endeavored to provide the financial leadership that the Company requires in order to eliminate the weaknesses in its internal controls over financial reporting and otherwise design, implement and maintain a sufficient systems of internal financial controls.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENEWAL FUELS, INC.

Dated: October 14, 2008	By:	/s/ Bryan Chance
Bryan Chance,
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)