Form 10-Q/A
period 2008-06-30
Renewal Fuels, Inc.
filed 2008-10-14
CIK 96664

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

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

The quarterly report of Renewal Fuels, Inc. (the “Company”), for the fiscal quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on August 15, 2008, is hereby amended solely to provide amended disclosure required by the provisions of Item 307 and 308T of Regulation S-K, and provide a revised Section 302 Certification, filed herewith as Exhibit 31.1, and a revised Section 906 Certification, filed herewith as Exhibit 32.1, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2008, by reason of the Company not having maintained a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

On April 15, 2008, Bryan Chance, age 38, was appointed as Chief Executive Officer and Chief Financial Officer of the Company.  Mr. Chance is a certified public accountant and has served as Chief Financial Officer of Titan Global Holdings, Inc. since January 24, 2006 and as President and Chief Executive Officer since August 18, 2006.  Mr. Chance also served as Chief Financial Officer for Aslung Pharmaceutical, a privately held generic pharmaceutical manufacturing company from 2000 to 2002 and has held financial and mergers and acquisition leadership positions in companies such as Caresouth, Nursefinders, Home Health Corporation of America, the Baylor Healthcare System, Columbia/HCA and Price Waterhouse, LLP.  By appointing someone who is qualified as a CPA and has considerable experience serving as a Chief Financial Officer, the Company believes it has taken appropriate action to cause the design and operation of the Company's disclosure controls and procedures to be effective as of the end of the quarter ending September 30, 2008.

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