Form 10-Q/A
period 2008-03-31
Renewal Fuels, Inc.
filed 2008-10-15
CIK 96664

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (No. 2)

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

RENEWAL FUELS, INC.

Dated: October 15, 2008	By:	/s/ Bryan Chance
Bryan Chance,
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

4