Form 10-Q
period 2008-09-30
Renewal Fuels, Inc.
filed 2008-11-14
CIK 96664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
 Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,775,518 shares of common stock, $0.001 par value per share, as of November 14, 2008.

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐     a non accelerated filer ☐      or a smaller reporting company ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RENEWAL FUELS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART 1.  FINANCIAL INFORMATION

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

Renewal Fuels, Inc
Consolidated Balance Sheet

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$31,371	$98,212
Accounts Receivable	11,554	270,000
Inventories	354,742	96,883
Other Current Assets	77,551	80,318
Total Current Assets	475,218	545,413

Property, Plant and Equipment-net	284,435	349,305
Finance Fees-net	169,993	349,993
Intangibles-net	214,230	417,025
Goodwill	93,705	323,684
Total Assets	$1,237,581	$1,985,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilites
Current Liabilities:
Accounts Payable	$387,905	$265,691
Accounts Payable-Related Party	-	48,000
Other Payables	288,664	232,223
Discontinued Liabilities	288,664	-
Current Maturities of Convertible Debt	3,618,182	2,691,875
Note Payable-Related Party	508,717	150,888
Convertible preferred stock of subsidiary (preference in liquidation - $1,000,000)	800,000	800,000

Total Liabilites	5,841,596	4,188,677

Stockholder's deficiency:
Capital Stock:
Preferred stock, Class A-par value of $.001;
20,000,000 shares authorized; No shares issued	-	-
Common stock-par value of $.001; 3,000,000,000 shares
authorized; 38,775,518 and 28,832,455 shares issued and
outstanding September 30, 2008 and December 31, 2007 respectively	38,775	28,832
Additional Paid in Capital	8,996,873	8,890,236
Accumulated Deficiency	(13,639,663)	(11,122,325)
Total Stockholder's Deficiency	(4,604,015)	(2,203,257)

Total Liabilities and Stockholder's Deficiency	$1,237,581	$1,985,420

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007 (Restated)	Nine Months Ended September 30, 2008	Period from March 9, 2007 (Date of Inception) to September 30, 2007 (Restated)

Sales	$631,694	$148,800	$1,857,529	$392,887
Net Sales	631,694	148,800	1,857,529	392,887
Cost of Goods Sold	437,523	109,048	1,235,067	251,390
Gross Profit	194,171	39,752	622,462	141,497

Operating Expenses:
Employee compensation and benefits	82,325	243,101	435,426	277,373
Stock-based transaction expense	-	-	-	5,131,231
Occupancy and equipment	105,896	71,045	181,900	79,302
Advertising	21,442	96,187	73,216	140,170
Research and development	-	3,140,000	-	3,140,000
Professional Fees	56,723	80,150	319,406	429,891
Other general and administrative	63,391	217,665	388,153	315,209
Amortization of Intangible Assets	67,617	45,268	260,267	58,707
Total Operating Expenses	397,394	3,893,416	1,658,368	9,571,883

Operating (Loss)	(203,223)	(3,853,664)	(1,035,906)	(9,430,386)

Interest Income	-	68	-	823
Interest Expense	(433,036)	(221,050)	(1,077,838)	(636,477)
Financing Fees	-	(55,750)	-	(73,757)
Discontinued Operations	22,939	-	(373,868)	-
Other Income (Expenses)	-	(23,326)	(29,727)	(23,326)
Net (Loss)	$(613,320)	$(4,153,722)	$(2,517,339)	$(10,163,123)

Net (Loss) per share:
Basic and Diluted	$(0.02)	$(0.16)	$(0.08)	$(0.41)
Continued Operations	$(0.01)	$-	$(0.06)	$-
Discontinued Operations	$0.00	$-	$(0.01)	$-

Weighted average shares outstanding:
Basic	37,669,291	26,228,929	33,278,840	24,795,793
Diluted	37,669,291	26,228,929	33,278,840	24,795,793

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Period from March 9, 2007 (Date of Inception) to September 30,2007 (Restated)

Cash Flows From Operating Activities
Net Loss	$(2,517,338)	$(10,163,124)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	294,193	142,356
Accretion of debt discounts	664,556	634,550
Stock-based transaction expense	-	5,131,231
Provided services	36,000	-
Research and Development	-	3,140,000
Loss on disposed fixed assets	-	22,931
Loss on Discontinued Operations	373,868	-
		-
Changes in operating assets and liabilities, net
Inventories	(257,859)	(12,856)
Accounts receivable	258,446
Other current assets	25,448	(83,016)
Accrued Interest	443,118
Discontinued Liabilities	288,664	-
Accounts payable and accrued expenses	80,118	(316,707)
Net Cash Provided by (Used in) Operating Activities	(310,786)	(1,504,635)

Cash Flows From Investing Activities:
Acquisition of FuelMeister assets	-	(494,426)
Acquisition of Biodiesel Solutions	-	(422,014)
Purchases of property and equipment	(13,097)	(46,081)
Net Cash Flows Used In Investing Activities	(13,097)	(962,521)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	57,279
Proceeds from issuance of warrants	-	1,343,337
Proceeds from issuance of beneficial conversion feature		938,554
Proceeds from issuance of long-term debt	-	1,118,109
Payment of debt issuance costs	-	(450,000)
Payment of fractional shares		(68)
Proceeds from note payables	257,042	-
Net Cash Provided by Financing Activities	257,042	3,007,211

Net Increase (Decrease) In Cash	(66,841)	540,056
Cash-Beginning of period	98,212	-
Cash-End of period	$31,371	$540,056

SUPPLEMENTAL DISCLOSURE OF CASH ITEMS:
Interest Paid	$-	$1,927
Income Taxes Paid	$418	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Stock warrants exercised	$238,932	$-
Net liabilities assumed in a capitalization	$-	$1,677,020
Provided services by Phoenix Investors, LLC	$36,000	$-
Debt conversion to common stock	$116,580	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

RENEWAL FUELS, INC. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008
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

In September 2007, the Company purchased two greenhouses which were later transferred to our Renewal Plantations, Inc subsidiary (“RPI”), which was formed as a wholly owned subsidiary on February 11, 2008.  RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  A Management Service Agreement between RPI and Emerald Energy, LLC (“Service Agreement”) was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  We are establishing customers for the products to be produced by RPI.  Recently, RPI learned that the root sections processed and planted by Emerald Energy, LLC in April and May 2008 did not survive.  According to Emerald Energy, LLC, the PH level of the soil wasn’t proper for the sustained growth of the root sections.  RPI has replenished and replanted a number of root sections and has engaged an independent grower to supervise the conditions and growth of the roots. RPI and Emerald Energy are in discussions to modify its Management Services Agreement accordingly.

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

 Inventory

 Inventories consisted of the following at:

	September 30, 2008	December 31, 2007
Raw materials	$295,947	$95,342
Work-in-process	58,795	1,541
	$354,742	$96,883

Intangible Assets

Intangible assets, consisting primarily of customer lists, engineering drawings and other intangibles acquired as part of the acquisition of the FuelMeister Business are amortized over their estimated useful lives, which range from 1 to 15 years.

Goodwill

Goodwill was recognized in July of 2007 due to the acquisitions of BSI.  On June 30, 2008, goodwill was written off in connection to discontinued operations.

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

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and March 9, 2007 (Date of Inception) to September 30, 2007 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2007 appearing in Form 10KSB filed on April 15, 2008.

Impact of Recently Issued Accounting Pronouncements

Management believes that no new pronouncements will have a material affect on the financials.

NOTE  3 DISCONTINUED OPERATIONS

On April 15, 2008, BSI ceased its development operations of factory-built biodiesel equipment called BiodieselMaster® due to rising input costs and the development of more efficient means of converting vegetable oil into biodiesel fuel.  The Company sold productive and shop equipment previously used in BSI operations for $13,264 on July 9, 2008.  The Company wrote off $373,868 of intangibles, goodwill, and remainder of the fixed assets.

NOTE  4 LEGAL PROCEEDINGS

On August 22, 2008, legal proceedings were filed against BSI for balance due on lease related expenses and unpaid rent.  The Company has accrued $92,224 in unpaid lease charges.  An attorney has been hired to represent BSI.

NOTE 5 INTANGIBLE ASSETS

The following table summarizes amortized intangible assets:

Amortized Intangible Assets	As of December 31, 2007			As of September 30, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Expensed/ Written Off	Carrying Amount
Customer Lists	$70,000	$3,500	$66,500	$3,500	$63,000
Engineering drawings	70,000	10,500	59,500	9,500	50,000
Non-compete agreement	146,000	50,492	95,508	95,508	-
Tradename	118,000	8,850	109,150	8,850	101,300
Patent application	3,000	2,250	750	750	-
Employment agreements	114,000	28,383	85,617	85,617	-
	$521,000	$103,975	$417,025	$203,725	$214,300

Financing Fees	$480,000	$130,007	$349,993	$180,000	$169,993

Aggregate Amortization Expense
Nine months ended September 30, 2008	$260,267

Estimated Intangible Amortization Expense:
Quarter ending December 31, 2008	67,617
Year ending December 31, 2009	140,460
Year ending December 31, 2010	30,467
Year ending December 31, 2011	30,467
Year ending December 31, 2012	19,967
Thereafter	95,315

NOTE 6  DEBT

At September 30, 2008 short-term debt consists of the following:

YA Global Investments, L.P., $300,000 convertible debenture, due December 31, 2009, including interest at prime + 2.75% or minimum 10% (10% at September 30, 2008) (accrued interest as of September 30, 2008 is $22,521) in default	$322,521
Less unamortized discount from warrants and beneficial conversion feature	(297,034)
25,487

YA Global Investments, L.P., $1,000,000 convertible debenture, due April 20, 2009, including interest at prime + 2.75% or minimum 10% (10% at September 30, 2008) (accrued interest as of September 30, 2008 is $150,195) in default	1,150,195
Less unamortized discount from warrants and beneficial conversion feature	(168,554)
981,641

YA Global Investments, L.P., $400,000 convertible debenture, due May 31, 2009, including interest at prime + 2.75% or minimum 10% (10% at September 30, 2008) (accrued interest as of September 30, 2008 is $55,018) in default	455,018
Less unamortized discount from beneficial conversion feature	(333,953)
121,065

YA Global Investments, L.P., $2,000,000 convertible debenture, due July 2, 2009, including interest at prime + 2.75% or minimum 10% (10% at September 30, 2008) (accrued interest as of September 30, 2008 is $256,384) in default	2,256,384
Less unamortized discount from warrants and beneficial conversion feature	(880,626)
1,375,758

Montgomery Equity Partners, Ltd., $300,000 15% convertible debenture, due on demand, including accrued interest of $206,216 through September 30, 2008 in default	506,216

Montgomery Equity Partners, Ltd., $205,640 15% convertible debenture, due on demand, including accrued interest of $116,542 through September 30, 2008 in default	322,182

LH Financial, $156,080 18% convertible promissory note, due on demand, including accrued interest of $129,753 through September 30, 2008 in default	285,833

Total current, convertible debt obligations, including accrued interest	$3,618,182

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

In connection with the Purchase Agreement, we also entered into a registration rights agreement with YA Global (the "Registration Rights Agreement") providing for the filing of a registration statement (the "Registration Statement") with the SEC registering the common stock issuable upon conversion of the New Debentures and exercise of the warrants. Upon written demand from the Holder, we are obligated to file a Registration Statement within 45 days of such demand and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. We are also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the New Debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated by the SEC. In the event of a default of its obligations under the Registration Rights Agreement, including its agreement with respect to the filing and effectiveness dates for the Registration Statement, we are required to pay to YA Global, as liquidated damages, for each thirty day period that the Registration Statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%. No demand for registration has been received by us and the Debenture is in default.

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

Under the Additional Purchase Agreement, we also issued to YA Global five-year warrants to purchase 2,250,000 shares of common stock at an exercise price of $0.90 per share. The warrants were valued at $1,104,405 using the Cox-Ross-Rubenstein binomial model, based on the market price at the time they were issued of $0.60, estimated volatility of 123%, a risk free rate of 4.90% and the five year life of the warrants.  The Additional Debentures are in default and no demand for payment has been received by us.

(b) Prior obligations

On April 20, 2007, as part of the net liabilities assumed on the reverse merger, we assumed certain existing obligations to YA Global and other entities. These obligations included two existing 15% convertible debenture obligations dated December 27, 2005 due to Montgomery Equity Partners, Ltd, an affiliate of YA Global (the “Old Debentures”), in the face amounts of $537,220 and $300,000, together with accrued interest at April 20, 2007 of $105,310 and $58,808, respectively. The Old Debentures were due on December 27, 2006. In connection with one of these Old Debentures, we previously issued warrants to purchase 6,667 shares of common stock at an exercise price of $0.015 per share. As amended on May 31, 2007, the Old Debentures are convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.60 or (b) 80% of the lowest closing bid price of the common stock during the ten trading days immediately preceding the conversion date. Through the nine months ended September 30, 2008, YA Global converted $116,800 of Old Debenture into 8,756,250 shares of common stock.

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

Default

The prior obligations assumed in the reverse merger are past due and are therefore in default.  As noted above, as part of the December 31, 2007 Amendment Agreement, the Company agreed that it would comply with the requirement to have unconditionally booked and received at least a 50% deposit for the sale of at least one BiodieselMaster® unit no later than January 31, 2008.  The Company also agreed to have signed a definitive joint venture with Eco Plantations no later than January 31, 2008.  The Company has not complied with these undertakings and, accordingly, all its obligations to YA Global are in default.  As a result, all of the Company’s convertible debt obligations are in default, permitting the holders to demand immediate payment, and have therefore been classified as current at September 30, 2008.

Forbearance Agreement

On April 28, 2008, the Company entered into a Forbearance Agreement (the “Agreement”) with Montgomery Equity Partners, Ltd. (“Montgomery”) and YA Global.  This secured convertible indebtedness of Montgomery and YA Global (collectively, “Lenders”) had an aggregate principal balance, as of April 21, 2008, of approximately $4,249,720, and aggregate accrued unpaid interest of approximately $562,920.

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

The Company has not received demand for payment under the Agreement and is in default.

NOTE 7  NOTES PAYABLES

On December 13, 2007, we issued two notes, each with a principal amount of $50,000 (an aggregate of $100,000) to two stockholders.  The Notes have a maturity date of February 11, 2008 and bear interest of 12% per annum. We are precluded from repaying the Notes without the express written consent of YA Global.   On January 24, 2008, an amendment was issued on both notes increasing the aggregate amount of each note to $55,500.  As of September 30, 2008, each note had a balance of $60,714, including accrued interest.  The Company has not made any payments on the notes and the notes are in default.

NOTE 8  RELATED PARY - NOTES PAYABLES

 On December 13, 2007, we issued a note with the principal amount of $50,000 to Phoenix Investors, LLC (“Phoenix”).  David Marks, the sole member of the Board of Directors, is the managing member of Phoenix.  On April 21, 2008, the Company revised the note into a Loan and Security Agreement (the “Agreement”).  Phoenix will provide funds of up to $500,000 (the “Loan” and all amounts loaned pursuant to the Agreement will hereinafter be referred to as “Term Loans”) from time to time upon the written request of RPI.  The Loan has a maturity date of July 15, 2008 and bears an interest rate of 13%.  In connection with the Loan, Phoenix shall be paid a loan original fee of $50,000 and receive warrants to purchase 20,000,000 shares of the common stock of the Company. The warrants are exercisable for a period of five years at an exercise price of $0.05 per share.  As of September 30, 2008, the balance of the note is $382,739, including accrued interest and the loan origination fee.  The loan is in default, which increased the interest rate to 17%.

We utilize space and employees in Milwaukee, Wisconsin of an entity controlled by the Chairman of the Board of Directors. The fair value of the space and work done by the employees is $6,000 per month. As of September 30, 2008, $100,000 is included in the Phoenix note.

NOTE 9 OTHER COMMITMENTS AND CONTINGENCIES

As described in Note 6, the Company entered into a Registration Rights Agreement with YA Global providing for the filing of a registration statement with the SEC registering the common stock issuable upon conversion of the debentures and exercise of the warrants sold to YA Global. Upon written demand from YA Global, the Company is obligated to file a Registration Statement within 45 days and to use its best efforts to cause the Registration Statement to be declared effective no later than 150 days following receipt of such demand. The Company is also required to ensure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event of a default of its obligations under the Registration Rights Agreement, the Company is required to pay to YA Global, for each thirty day period that the Registration Statement has not been filed or declared effective, a cash amount equal to 2% of the face amount of the Debentures, not to exceed 24%.

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

OVERVIEW

As of the end of the quarter, September 30, 2008, Renewal Fuels, Inc. (“Renewal”) had three wholly-owned subsidiaries - Renewal Biodiesel, Inc. (“Renewal Biodiesel”), Biodiesel Solutions, Inc. (“BSI”), and Renewal Plantations, Inc (“RPI”).

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

BSI was established to manufacture a factory-built biodiesel processing plant that is designed to produce 350,000 gallons of biodiesel per year, appropriately scaled for a variety of customers, including small communities, farms, farm co-ops and trucking fleets. The design was to provide a biodiesel production system that is continuous, flexible, efficient, affordable, and fully-automated. The automated control system would minimize labor costs and facilitate remote diagnostics. BSI’s manufacturing facilities were located in Sparks, Nevada, adjacent to the manufacturing facilities for Renewal Biodiesel.  As of April 15, 2008 BSI ceased development operations due to rising input costs and the development of more efficient means of converting vegetable oil into biodiesel fuel. Employment agreements for BSI employees have been terminated as of April 15, 2008.  The Company sold productive and shop equipment previously used in BSI operations on July 9, 2008.  The Company wrote off $373,868 of intangibles, goodwill, and remainder of the fixed assets.

RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with a third party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  A Management Service Agreement between RPI and Emerald Energy, LLC (“Service Agreement”) was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  We are establishing customers for the products to be produced by RPI.  Recently, RPI learned that the root sections processed and planted by Emerald Energy, LLC in April and May 2008 did not survive.  According to Emerald Energy, LLC, the PH level of the soil wasn’t proper for the sustained growth of the root sections.  RPI has engaged an independent grower to grow the replaced root sections.  These root sections appear to be growing normally.  RPI and Emerald Energy, LLC are in ongoing discussions about how to modify their relationship given these developments.

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

RPI is engaged in the growth of cellulosic feedstock for the biofuels industry.  Through a service agreement with another party, we are establishing nurseries for the growth of unique high density, short-rotation trees, which are designed to provide a very high concentration of biomass per acre.  We are currently completing installation of the nurseries and establishing customers for the products to be produced by RPI. A Management Service Agreement between RPI and Emerald Energy, LLC was consummated on February 11, 2008, providing for the completion of the greenhouse installation and operation of the facility.  Root sections were purchased for $50,000 in 2008.  In April and May of 2008, the root sections did not survive due to growing circumstances.  In August 2008, RPI has replenished and replanted a number of root sections and has engaged an independent grower to supervise the conditions and growth of the roots. RPI and Emerald Energy are in discussions to modify its Management Services Agreement accordingly.

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

The discussion that follows of Results of Operations is in the following sections:

●	Results of operations for the three months ended September 30, 2008 and 2007( Unaudited);

●	Results of operations for the nine months ended September 30, 2008 and the period March 9, 2007 (date of inception) through September 30, 2007 ( Uunaudited);

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

For the three months ended September 30, 2008, revenues were $631,694, an increase when compared with the three months ended September 30, 2007 of $148,800 is due to sales of the Fuelmeister product while fuel prices were high.  Even though sales have increased, quarter by quarter, the sales are slowly decreasing due to fuel prices decreasing, hence the demand for the Fuelmeister product has decreased.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2008 was $437,523, resulting in a gross profit of $194,171 for the three months ended September 30, 2008 an increase when compared to three months ended September 30, 2007 of $109,048 and a gross profit of $39,752 due to an increase in sales of the Fuelmeister product.

Employee Compensation and Benefits

Employee compensation and benefits were $82,325 for the three months ended September 30, 2008 a decrease when compared to three months ended September 30, 2007 of $243,101 due to the termination of BSI employees on April 14, 2008.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, and other miscellaneous expenses, amounted to $105,896 for the three months ended September 30, 2008 an increase when compared with the three months ended September 30, 2007 of $71,045 due to balance owed on the building lease for BSI.

Advertising Expenses

Advertising expenses were $21,442 for the three months ended September 30, 2008 decreased when compared with the three months ended September 30, 2007 of $96,187 due to less advertising and website costs because of discontinued operations at BSI.

Professional Fees

Professional fees, consisting primarily of accounting, attorney and accountant fees, were $56,723 for the three months ended September 30, 2008 decreased when compared with the three months ended September 30, 2007 of $80,150 is due to the costs associated with the acquisitions and mergers in 2007.

Research and development

Stock-based transaction expense was $5,131,231 for the three months ended September 30, 2007, associated with the acquisition of Fuelmeister.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses were $63,391 for the three months ended September 30, 2008 decreased when compared with the three months ended September 30, 2007 of $217,665 due to BSI no longer operating.

Amortization of Intangible Assets

Amortization of intangible assets was $67,617 for the three months ended September 30, 2008, increased when compared to the three months ended September 30, 2007 of $45,268 primarily due to the amortization of assets acquired in the acquisition of Fuelmeister and BSI.

Interest Expense

Interest expense, of $433,036 for the three months ended September 30, 2008increased when compared with the three months ended September 30, 2007 of $221,050 due to the interest and debt discount associated with all convertible debenture obligations.

Discontinued Operations

Discontinued operations for the three months ended September 30, 2008 of $22,939 compared to the three months ended September 30, 2007 of $0 is due to discontinued operations of BSI in 2008.

Net Loss

As a result of the above, we reported a net loss of $613,320 for the three months ended September 30, 2008 and a net loss of $4,153,722 for the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and MARCH 9, 2007 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007.

Revenues

For the nine months ended September 30, 2008, revenues were $1,857,529 increased when compared with period of March 9, 2007 (Date of Inception) to September 30, 2007 of $392,887 due to sales of the Fuelmeister product which are higher due to higher gas prices.  Even though sales have increased, year by year, the sales have slowly decreased due to fuel prices dropping and the demand for the Fuelmeister product has decreased.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2008 was $1,235,067 resulting in a gross profit of $622,462 for the nine months ended September 30, 2008 increased when compared to $251,390 and a gross profit of $141,497 for March 9, 2007 (Date of Inception) to September 30, 2007 due successful sales and production of the Fuelmeister product.

Employee Compensation and Benefits

Employee compensation and benefits were $435,426 for the nine months ended September 30, 2008 increased when compared to March 9, 2007 (Date of Inception) to September 30, 2007 of $277,373 due to overtime associated with the sales of the Fuelmeister product.

Stock-based Transaction Expense

Stock-based transaction expense was $0 for the nine months ended September 30, 2008 compared to $5,131,231 for March 9, 2007 (Date of Inception) to September 30, 2007 due to the acquisition of the Fuelmeister product.

Occupancy and Equipment

Occupancy and equipment expenses, consisting of rent, depreciation, and other miscellaneous expenses, amounted to $181,900 for the nine months ended September 30, 2008 increased when compared with March 9, 2007 (Date of Inception) to September 30, 2007 of 79,302 due to facility production for the FuelMeister product and balance owed for the building lease for BSI.

Advertising Expenses

Advertising expenses were $73,216 for the nine months ended September 30, 2008 decreased when compared with March 9, 2007 (Date of Inception) to September 30, 2007 of $140,170 due to BSI no longer operating and lower advertising for the Fuelmeister product.

Research and development

Stock-based transaction expense was $0 for the nine months ended September 30, 2008 compared to $3,140,000 for March 9, 2007 (Date of Inception) to September 30, 2007 due to the acquisition of the RBI.

Professional Fees

Professional fees, consisting primarily of accounting and attorney fees were $319,406 for the nine months ended September 30, 2008 decreased when compared with March 9, 2007 (Date of Inception) to September 30, 2007 of $429,891 due to acquisition and merger costs in 2007, where we had no acquisitions and mergers in 2008.

General and Administrative Expenses

General and administrative expenses, consisting of administrative expenses, insurance and other non-manufacturing related expenses were $388,153 for the nine months ended September 30, 2008 increased when compared with March 9, 2007 (Date of Inception) to September 30, 2007 of $315,209 due to additional costs associated with the Fuelmeister.

Amortization of Intangible Assets

Amortization of intangible assets was $260,267 for the nine months ended September 30, 2008 increased when compared to March 9, 2007 (Date of Inception) to September 30, 2007 of $58,707 due to a full nine months in 2008 for the amortization of assets acquired in the acquisition Fuelmeister and BSI.

Interest Expense

Interest expense of interest expense of $1,077,838 for the nine months ended September 30, 2008 increased when compared with March 9, 2007 (Date of Inception) to September 30, 2007, interest of $636,477 due to all of the convertible debenture obligations for 2008.

Discontinued Operations

Discontinued operations of $(373,868) for the nine months ended September 30, 2008 compared to $0 for March 9, 2007 (Date of Inception) to September 30, 2007 is due to BSI no longer operating in 2008.

Net Loss

As a result of the above, we reported a net loss of $2,517,339 for the nine months ended September 30, 2008 and a net loss of $10,163,124 for March 9, 2007 (Date of Inception) to September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations:

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. During the nine months ended September 30, 2008, we had a net loss of $2,517,339 which included non-cash items totaling $1,746,948, consisting primarily of depreciation, amortization of financing fees, convertible debt, and discontinuation of operations. Our existence is dependent on management’s ability to develop profitable operations and successful integration of our acquired businesses.

Net cash used in investing activities was $13,097, which is the purchase of depreciable assets.

Net cash provided by financing activities was $257,042 which was provided by proceeds from note payables from stockholders. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. We currently expect that funding from related parties, third-party financing, or equity may be a continuing source of liquidity to fund our operations.

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

Concentrations of Credit Risk

The Company has several customers that accounted for the total revenue for the nine months ended September 30, 2008.

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

ITEM 3. - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. -  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the consolidated financial statements for the current period that would not be detected, (ii) accordingly, our disclosure controls and procedures were not effective as of  September 30, 2008, and (iii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting; provided, however, that it is to be noted that, based on the above described material weakness, our management, including our CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On August 22, 2008, an injunction was filed against BSI in the state of Nevada and county of Washoe.  The injunction orders BSI to pay $92,224, which is the balance due for lease related expenses and unpaid rent, remove all personal property from the premises at 1395 Greg St, #102, Sparks, Nevada; where BSI resided, remove all environmental hazards, and repair and restore premises to original condition.  An attorney has been hired to represent BSI.  We do not believe that the injunction will prevail over damages.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

See Notes to Condensed Consolidated Financial Statements, Note 6 Debt

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

Forbearance Agreement

On April 28, 2008, the Company entered into a Forbearance Agreement (the “Agreement”) with Montgomery Equity Partners, Ltd. (“Montgomery”) and YA Global.  This secured convertible indebtedness of Montgomery and YA Global (collectively, “Lenders”) had an aggregate principal balance, as of April 21, 2008, of approximately $4,249,720, and aggregate accrued unpaid interest of approximately $562,920.

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

RENEWAL FUELS, INC.

Dated: November 14, 2008	By:	/s/ Bryan Chance
Bryan Chance
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)