Form 10-Q
period 2026-03-31
American Fusion, Inc.
filed 2026-05-20
CIK 96664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-43193

AMERICAN FUSION, INC.
(Exact name of registrant as specified in its charter)

Texas	22-1436279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 N Carroll Ave., Ste. 192, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

(480) 788-7420
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2026, there were 1,636,801,029 shares of the Company’s common stock issued and outstanding.

AMERICAN FUSION, INC.

Form 10-Q

For the Quarter Ended March 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses, earnings, cash flows, or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of belief and any statement of assumptions underlying any of the foregoing. Words such as “may,” “will,” “could,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “forecast,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such risks are described in greater detail under “Item 1A. Risk Factors” in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 12, 2026. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited consolidated financial statements of American Fusion, Inc. and its subsidiary as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are included below.

Index to Consolidated Financial Statements

  Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025

  Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025

  Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2026 and 2025

  Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025

  Notes to Consolidated Financial Statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026 (unaudited)	2025 (audited)

ASSETS
Current Assets:
Cash and cash equivalents	$99,594	$2,525
Total current assets	$99,594	$2,525

TOTAL ASSETS	$99,594	$2,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$36,097	$58,500
Notes payable-related parties	491,186	473,523
Litigation liability	682,381	671,377
Total current liabilities	$1,209,664	$1,203,400

Total Liabilities	$1,209,664	$1,203,400

Stockholders' Deficit:
Preferred Stock, Series A, par $0.001; 20,000,001 authorized; 1 issued	—	—
Common Stock, par $0.001; 3B authorized; 240,000,000 issuable at March 31, 2026; 2,997,301,029 and 2,939,061,314 issued at 3/31/26 and 12/31/25, respectively	$2,997,301	$2,939,061
Common Stock Issuable	240,000	—
Additional paid-in capital	5,284,199	16,216,112
Accumulated deficit	(9,631,570)	(20,356,048)
Total Stockholders' Deficit	$(1,110,070)	$(1,200,875)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,594	$2,525

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Operating Expenses:
Consulting Fees	$—	$50,000
Officer and director compensation	35,000	50,000
Professional Fees	390,104	—
Advertisement and marketing expenses	190,932	—
Office and other expenses	13,388	—
Travel	3,159	—
Total Operating Expenses	$632,583	$100,000

Operating Loss	$(632,583)	$(100,000)

Other Income (Expense):
Interest expense	$(37,167)	—
Total Other Income (Expense)	$(37,167)	—

NET LOSS	$(669,750)	$(100,000)

Weighted average shares outstanding - basic and diluted	2,961,183,070	2,625,061,314
Basic and diluted loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity

Balance, December 31, 2024	1	$0	2,625,061,314	$2,625,061	$0	$16,467,312	$(20,100,715)	$(1,008,342)

Shares issued - Note conversions	—	—	—	$—	—	$—	—	$—

Net loss	—	—	—	—	—	—	(100,000)	(100,000)

Balance, March 31, 2025	1	$0	2,625,061,314	$2,625,061	$0	$16,467,312	$(20,200,715)	$(1,108,342)

AMERICAN FUSION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity

Balance, December 31, 2025	1	$—	2,939,061,314	$2,939,061	$—	$16,216,112	$(20,356,048)	$(1,200,875)

Conversion of notes payable-related parties	—	—	42,500,000	42,500	—	$(34,000)	—	$8,500

Issuance of prefunded warrants	—	—	—	—	—	513,000	—	513,000

Stock based compensation	—	—	15,739,715	15,740	—	223,315	—	239,055

Reverse recapitalization	—	—	—	—	240,000	(11,634,228)	11,394,228	—

Net loss	—	—	—	—	—	—	$(669,750)	$(669,750)

Balance, March 31, 2026	1	$—	2,997,301,029	$2,997,301	$240,000	$5,284,199	$(9,631,570)	$(1,110,070)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FUSION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(669,750)	$(100,000)
Adjustments to reconcile net loss to net cash:
Stock based compensation	239,055	—
Accrued interest on notes payable-related parties	26,163	—
Accrued interest on litigation liability	11,004	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(22,403)	100,000

Net cash used in operating activities	(415,931)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from prepaid warrants	513,000	—
Net cash provided by financing activities	513,000	—

Net change in cash	97,069	—
Cash at beginning of period	2,525	$2,525
CASH AT END OF PERIOD	$99,594	$2,525

Supplemental disclosure of non-cash activities:
Conversion of note payable-related parties	$8,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FUSION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

American Fusion Inc. ("AMFN" or the "Company") is a Texas corporation. On February 27, 2026, the Company completed its reverse merger with Kepler Fusion Technologies Inc. ("Kepler") pursuant to the Master Sales Agreement dated December 16, 2025 and the related Share Exchange Agreement. Upon closing, Kepler became a wholly-owned subsidiary of the Company, and Kepler's former shareholders shall obtain approximately 89.7% of the common shares voting rights in the combined entity. As of March 31, 2026, the Company's principal operating focus, through its Kepler subsidiary, is the development of advanced fusion energy technologies. See Note 9 for additional details regarding the recapitalization.

Redomestication and Name Change

In February 2026, the Company completed a statutory conversion and redomestication from the State of Delaware to the State of Texas. The redomestication became effective on February 10, 2026, upon the filing of the applicable conversion and formation documents with the Texas Secretary of State, at which time the Company ceased to be a Delaware corporation and continued its existence as a Texas corporation. The redomestication did not result in any change to the Company’s business, operations, assets, liabilities, or stockholders’ equity.

Effective March 19, 2026, the Company completed its corporate name change from Renewal Fuels, Inc. to American Fusion, Inc. and FINRA processed the related ticker symbol change from RNWF to AMFN. Unless the context otherwise requires, references in these financial statements to the “Company” refer to American Fusion Inc., formerly Renewal Fuels, Inc.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements reflect the operations and financial position of the Company and its consolidated subsidiary for the three months ended March 31, 2026. Under ASC 805-40, Kepler Fusion Technologies Inc. is treated as the accounting acquirer; consequently, the historical financial statements of the combined entity reflect Kepler's historical results for pre-acquisition periods, with AMFN's identifiable assets and liabilities added at carrying value as of February 27, 2026. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company has an accumulated deficit of approximately $9.6 million and has incurred recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the completion of the Kepler business merger and planned capital-raising activities will provide the resources necessary to fund ongoing operations; however, no assurance can be given that these plans will be successful.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Reverse Recapitalization

On February 27, 2026, Renewal Fuels, Inc. (RNWF, subsequently renamed American Fusion Inc., “AMFN” or the “Company”) consummated a share-exchange transaction with Brent Nelson, the sole shareholder of Kepler Fusion Technologies Inc. (“Kepler”), pursuant to which the Company acquired 100% of the issued and outstanding equity interests of Kepler in exchange for newly issued common stock of the Company. See Note 9.

Upon the consummation of the transaction, the holder of 1000 shares of Kepler common stock was to receive 240 million shares of American Fusion, Inc. common stock at a par value $0.001 per share after giving effect to the Conversion ratio of 240,000 (the “Conversion Ratio”).

Concurrently, an entity controlled by the Company’s CEO sold to an entity controlled by Brent Nelson the one (1) share of Special 2020 Series A Preferred Stock of the Company (the “Control Share”) for $1,000 cash.

The transaction has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, American Fusion, Inc. is treated as the “acquired” company and Kepler is treated as the accounting acquirer for financial reporting purposes. The reverse recapitalization accounting treatment was primarily determined based on the fact that Nelson (an individual shareholder) who controlled Kepler before the transaction continued to control American Fusion, Inc. post-transaction and hence Kepler has not undergone a change in control and is the accounting acquirer in a reverse recapitalization transaction.

Accordingly, for accounting purposes, the financial statements of AMFN. represent a continuation of the financial statements of Kepler with the merger being treated as the equivalent of Kepler issuing shares for the net assets of American Fusion, Inc., accompanied by a recapitalization. The net assets of American Fusion, Inc. were recognized as of the closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are presented as those of Kepler and the accumulated deficit of Kepler has been carried forward after closing.

Fair Value Measurements

The disclosure requirements within Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurement, require disclosure of estimated fair values of certain financial instruments. For financial instruments recognized at fair value in the Company’s statements of operations, the disclosure requirements of ASC Topic 820-10 also apply. The methods and assumptions are set forth below:

●	Cash and cash equivalents are carried at cost, which approximates fair value.
●	The carrying amounts of receivables approximate fair value due to their short-term maturities.
●	The carrying amounts of payables approximate fair value due to their short-term maturities.

Asset and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Pricing inputs include significant unobservable inputs used in determining the fair value of investments. The types of investments, which would generally be included in this category include equity securities issued by private entities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

There were no Level 3 liabilities at March 31, 2026 and December 31 and 2025.

Share-based Compensation

 We account for share-based awards granted to employees, directors and third parties by recording compensation expense based on estimated fair values. We estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Share-based awards are attributed to expense using the straight-line method over the vesting period. as permitted under ASC 718, Compensation—Stock Compensation. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates. Our estimates of the fair values of share-based awards granted and the resulting amounts of share-based compensation recognized may be impacted by certain variables.

Contingencies

The Company follows ASC 450, Contingencies, to account for loss contingencies. Liabilities are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares. For periods with a net loss, diluted loss per share equals basic loss per share.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized. The Company experienced a change in control on February 27, 2026 in connection with the Kepler reverse acquisition; accordingly, the utilization of net operating loss carryforwards of the legal acquirer may be limited under IRC Section 382. A Section 382 study is expected to be completed in a future period.

NOTE 3 – INCOME TAXES

As of March 31, 2026 and December 31, 2025, the Company had estimated net operating loss carryforwards of approximately $20.8 million and $20.4 million, respectively. Due to the uncertainty of realizing any tax benefits, the Company has recorded a full valuation allowance against its deferred tax assets. The Company's change in control on February 27, 2026 may trigger IRC Section 382 limitations on future utilization of pre-change NOLs.

Description	March 31, 2026	December 31, 2025
Net operating loss carryforward	$20,825,433	$20,356,372
Valuation allowance	(20,825,433)	(20,356,372)
Net deferred tax asset	$—	$—

NOTE 4 – STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has authorized 20,000,001 shares of preferred stock, par value $0.001 per share. As of March 31, 2026, one (1) share of Series A Preferred Stock (the "Special 2020 Series A Preferred Control Share") was issued and outstanding, held by an entity controlled by Brent Nelson, following its transfer at closing on February 27, 2026. The Control Share carries 60% voting power in the Company. See Note 7.

Common Stock

The Company has authorized 3,000,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, 2,997,301,029 and 2,939,061,314 shares of common stock were issued and outstanding, respectively.

During the three months ended March 31, 2026, the Company issued 42,500,000 shares of common stock pursuant to conversion notices received from holders of outstanding convertible notes.

In January 2026, the Company entered into agreements with third-party service providers in exchange for compensation of 15,739,715 shares of common stock with fair values of $0.014-$.019 per share. Compensation expense totaling $239,055 is included in selling, general and administrative expense in the Company’s statement of operations for the period ended March 31, 2026.

Common Stock Issuable

As of March 31, 2026, the Company has recorded common stock issuable of $240,000 representing 240,000,000 shares of common stock required to be issued under Section 3.3 of the Master Sales Agreement in connection with the Kepler reverse recapitalization that closed on February 27, 2026. These shares are issuable but have not been physically issued as of the balance sheet date. Upon issuance, common stock issuable will be reclassified to common stock.

Prepaid Warrants

Between January 1, 2026, and May 1, 2026, the Company entered into a Master Prepaid Common Stock Purchase Warrant Agreement (the “Agreement”) with Pinnacle Consulting Services, Inc. establishing a prepaid warrant financing facility of up to $3,000,000 (the “Facility”). The warrants issued under the Facility are exercisable for shares of the Company’s common stock at a fixed exercise price of $0.05 per share. The exercise price does not reset, ratchet, or otherwise adjust based on the prevailing market price of the Company’s common stock, and the warrants do not contain variable rate or floating conversion features. Other than a nominal exercise price of $0.0001 upon exercise, the full purchase price for each tranche is prepaid by the Investor at the time of funding.

If the Company, while any warrant is outstanding, (i) pays a stock dividend on the common stock, (ii) subdivides its outstanding common stock into a greater number of shares (including by forward stock split), (iii) combines its outstanding common stock into a smaller number of shares (including by reverse stock split), or (iv) issues any shares in a reclassification or recapitalization of the common stock, then the number of warrant shares issuable on exercise of each warrant and the then-applicable nominal remaining exercise price shall be proportionally adjusted.

If, at any time while any warrant is outstanding, the Company issues or is deemed to issue any shares of common stock (or any securities convertible into, exchangeable for, or exercisable into common stock) at an effective price per share of common stock less than the then-current initial effective purchase price per warrant share, (a “Dilutive Issuance”), then the exercise price shall be reduced, to equal the lower effective price per share.

During the three months ended March 31, 2026, the Company issued prepaid warrants to Pinnacle Consulting Services Inc. in eleven tranches aggregating $513,000 in cash proceeds. The warrants are classified as equity and reported as a component of additional paid-in capital in the Company’s statement of stockholders’ deficit. See Note 7.

 As of the date of this report, an aggregate of approximately $863,000 has been funded through multiple tranches under the Facility. The remaining balance of up to $2,207,000 is available for future funding, subject to the terms and conditions of the Agreement. See Note 12.

 Shares Issued in Reverse Recapitalization

In connection with the closing of the Kepler reverse recapitalization on February 27, 2026, the Company is obligated to issue an additional of common stock to Kepler's former shareholders pursuant to the Share Exchange Agreement. These shares will represent approximately 89.7% of the post-merger outstanding common shares, subject to a restructuring event, and constitute the consideration deemed to have been transferred to the former owners of the legal acquirer (AMFN) under ASC 805-40. See Note 9 for additional information.

NOTE 5 – LITIGATION LIABILITY

On December 12, 2024, the Court of Alaska entered a judgment against the Company. The total judgment recognized in the year ended December 31, 2024 was $618,994. The judgment accrues interest at an annual rate of 8.5% until paid.

During the three months ended March 31, 2026, interest expense of $11,004 was recognized on the outstanding judgment balance, consistent with the amount recognized in the accompanying consolidated statement of operations. The total litigation payable balance as of March 31, 2026 is $682,381, consisting of the $671,377 balance at December 31, 2025 plus Q1 2026 accrued interest of $11,004.

The Company is actively pursuing legal remedies to vacate the judgment on the grounds that the underlying asset purchase agreement was never consummated and no assets were delivered. The full amount of the judgment, together with accrued interest, has been recognized as a litigation payable in the accompanying consolidated balance sheet, as the obligation constitutes a determinable legal liability recorded in accordance with ASC 450 and ASC 855.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of March 31, 2026 and December 31, 2025, notes payable to related parties consisted of the following:

Description	March 31, 2026	December 31, 2025
Pinnacle Consulting Services – May 2023 Note	$129,500	$126,073
Pinnacle Consulting Services – January 2024 Note	96,770	92,250
CMB Communications – June 2023 Note	157,026	151,200
Pinnacle Consulting Services – January 2025 Note	56,041	54,000
CMB Communications – January 2025 Note	51,849	50,000
Total notes payable – related parties	$491,186	$473,523

The notes bear interest at rates ranging from 8% to 15% per annum. All notes were in default as of March 31, 2026. See Note 7.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 1, 2026, the Company entered into a consulting agreement with Brent Nelson, CEO of Kepler Fusion Technologies, Inc., and a wholly owned subsidiary of the Company. On March 1, 2026, the Board of Directors appointed Brent Nelson as Chairman of the Board of Directors of the Company. The agreement includes monthly compensation of $15,000 per month, of which $15,000 was paid during the three months ended March 31, 2026. The Company may, in its sole and absolute discretion, award the consultant additional compensation or bonuses from time to time in recognition of services rendered, milestones achieved, transactions completed, or other extraordinary contributions. The term of this agreement shall be for six months and automatically renew for successive six-month periods unless either party provides written notice of non-renewal at least thirty days prior to the expiration of the then-current term. Either party may terminate the agreement for cause as defined.

In addition, Brent Nelson, through Earth Sciences Fund I LLC (an entity owned by him), holds the Special 2020 Series A Preferred Share, which carries super-voting rights sufficient to control stockholder matters, as transferred on February 27, 2026. This share does not represent common stock ownership but provides majority voting power.

Compensation earned by the Company’s CEO prior to 2026 has been accrued and recorded as a liability pursuant to promissory notes issued to an affiliated consulting entity controlled by the CEO. Interest expense on the notes totaled $7,675 and $2,479 for the three months ended March 31,2026 and 2025, respectively, and has been recorded as increase to notes payable-related parties principal. Total principal outstanding totaled $208,875 and $201,200 at March 31, 2026 and December 31, 2025, respectively. See Note 6.

On March 1, 2026, the Company entered into a consulting agreement with its CEO The agreement includes monthly compensation of $15,000 per month, of which $15,000 was paid during the three months ended March 31, 2026. The Company may, in its sole and absolute discretion, award the consultant additional compensation or bonuses from time to time in recognition of services rendered, milestones achieved, transactions completed, or other extraordinary contributions. The term of this agreement shall be for six months and automatically renew for successive six-month periods unless either party provides written notice of non-renewal at least thirty days prior to the expiration of the then-current term. Either party may terminate the agreement for cause as defined.

As part of the reverse recapitalization (Note 9), an entity controlled by the CEO sold the one share of AMFN Special 2020 Series A Preferred Stock (the “Control Share”) for $1,000 to an entity owned by Brent Nelson.

Pursuant to the Master Sales Agreement, RH2 Equity Partners, LP, an entity controlled by the CEO and the principal of Pinnacle, is entitled to receive 1,000,000 shares of post-reverse-split common stock, vesting quarterly over 36 months, in consideration of extended advisory services to be provided to the combined entity.

In January 2025, the Company entered into an advisory services agreement with Pinnacle Services Consulting, Inc. (“Pinnacle”). The agreement includes annual compensation of $50,000 and has been recorded as a liability pursuant to a convertible promissory note with a maturity date of December 31, 2025. Interest shall accrue on the unpaid principal balance at the rate of eight percent (8%) per annum, calculated on the basis of a 360-day year. If the Company fails to pay principal or accrued interest when due, the unpaid balance shall accrue interest at a default rate of fifteen percent (15%) per annum from the date of default until paid in full. The note is currently in default. Upon the occurrence of an event of default, as defined in the note, Pinnacle shall have the option to convert all or any portion of the unpaid principal, accrued interest, and any other fees or charges at a fixed price of $0.0002 per share. Such conversion shall not result in Pinnacle beneficially owning more than 9.99% of the total outstanding common stock of the Company. In March 2026, Pinnacle converted $8,500 of principal into 42,500,000 shares of common stock. See Note 6.

Interest expense on all Pinnacle notes outstanding totaled $18,488 and $2,479 for the three months ended March 31,2026 and 2025, respectively, and has been recorded as an increase to notes payable-related parties. Total principal outstanding totaled $282,311 and $272,323 at March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company issued prepaid warrants to Pinnacle Consulting Services Inc. in eleven tranches aggregating $513,000 in cash proceeds. The warrants are classified as equity and reported as a component of additional paid-in capital in the Company’s statement of stockholders’ deficit. See Notes 4 and 10.

During the three months ended March 31, 2026, the Company entered into four officer consulting and independent director advisory agreements. As full and complete consideration for the advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each following the completion of a restructuring event. See Note 8.

NOTE 8– COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company may be subject to various legal proceedings and claims. Other than the litigation payable described in Note 5, management is not aware of any pending or threatened litigation that would have a material adverse effect on the Company's financial position or results of operations.

Contractual Commitments

Pursuant to the Master Sales Agreement, RH2 Equity Partners, LP is entitled to receive 1,000,000 shares of post-reverse-split common stock, vesting quarterly over 36 months, in consideration of extended advisory services to be provided to the combined entity. See Notes 7 and 9.

During the three months ended March 31, 2026, the Company entered into certain consulting services and independent director advisory agreements. As full and complete consideration for the consulting and advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each for an aggregate of $1,680,000. The number of shares to be issued shall be determined by dividing $1,680,000 by the closing price of the Company’s common stock on the first trading day following the completion of any restructuring event ( “Initial Valuation Date”) as defined in the agreements, or, if no restructuring event occurs, the closing price of the Company’s common stock on the effective dates of the agreements. On the one-year anniversary of the date on which the Initial Valuation Price is determined (the “Valuation Date”), the Company shall determine the lowest closing price of the Company’s common stock during the ten (10) trading days immediately preceding the Valuation Date (the “Anniversary Price”).

If the Anniversary price is less than the Initial Valuation Price, the Company shall issue to consultant or director, such additional number of shares as are necessary so that the aggregate fair market value of all shares issued calculated using the Anniversary Price, equals the contractual compensation amount. This adjustment shall operate as a hard minimum value backstop and shall apply automatically without the need for further action by the consultant or director.

In the event the trading price of the Company’s common stock increases following the effective date, no reduction, clawback, or forfeiture shall apply.

All shares issued pursuant to the agreements shall include piggyback registration rights in the Company’s next registration statement on Form S-1 or Form 1-A, subject to customary underwriter limitations, if any.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties, including financial, operational, regulatory, and technological risks. Through its Kepler subsidiary, the Company is in an early stage of development with limited operating history and may require substantial additional capital to fund its operations and the commercialization of its fusion energy technology.

NOTE 9 – REVERSE RECAPITALIZATION

Overview of Transaction

On December 16, 2025, the Company entered into a Master Sales Agreement (the "MSA") among Manufacturing 360, LLC ("Seller"), Earth Sciences Fund I LLC ("ESF" or "Buyer"), RH2 Equity Partners, LP ("Consultant"), and the Company, and a Share Exchange Agreement (the "SEA") between the Company and Brent Nelson, the sole shareholder of Kepler Fusion Technologies Inc. ("Kepler"). The agreements contemplate a reverse-merger share exchange transaction under which RNWF acquired 100% of the issued and outstanding equity interests of Kepler in exchange for newly issued shares of RNWF common stock.

Closing of the Transaction

The transfer of the Special 2020 Series A Preferred Control Share from Manufacturing 360, LLC to Earth Sciences Fund I LLC occurred on February 27, 2026, at which point all closing conditions under the MSA and SEA were satisfied. Accordingly, the acquisition date under ASC 805 is February 27, 2026.

Accounting Treatment — Reverse Recapitalization

The transaction has been accounted for as a reverse recapitalization in accordance with ASC 805-40. Although AMFN is the legal acquirer, Kepler has been identified as the accounting acquirer for financial reporting purposes. The following factors support this determination: (1) Kepler's former shareholders shall hold approximately 89.7% of the common shares voting rights in the combined entity; (2) Kepler's designees will control the board of directors; (3) Kepler's management comprises the senior management team of the combined entity; and (4) AMFN was a non-operating public shell with minimal assets at the acquisition date.

Key Terms of the Transaction

The MSA provides for: (a) the sale of one share of RNWF Special 2020 Series A Preferred Stock (the "Control Share") from Manufacturing 360, LLC to ESF for $1,000, which carries 60% voting power; (b) the simultaneous share exchange with Kepler; and (c) a consulting engagement with RH2 Equity Partners, LP. The Share Exchange Agreement contemplates the issuance of 240,000,000 shares of RNWF common stock recorded as common stock issuable as of March 31, 2026 (see Note 4), and the issuance of additional shares to Kepler's former shareholders. RH2 Equity Partners, LP will receive 1,000,000 shares of post-reverse-split common stock vesting quarterly over 36 months for extended advisory services. See Note 7.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to March 31, 2026 and through the date these consolidated financial statements were issued for potential recognition or disclosure in the financial statements. No material subsequent events have been identified that would require recognition or disclosure in the accompanying financial statements, other than as may be disclosed herein.

Cancellation of Legacy Share Issuances

Subsequent to March 31, 2026, the Company obtained an amended default judgment in the Superior Court of Washington, King County, rescinding certain legacy asset purchase agreements and declaring void ab initio the prior issuance of an aggregate 1,683,000,000 shares of the Company’s common stock. Pursuant to the order, the Company’s transfer agent was authorized and directed to cancel such shares and correct the Company’s stock ledger accordingly. Management has evaluated this event as a subsequent event occurring after the balance sheet date and has presented it herein for disclosure purposes.

Reduction in Authorized Common Stock

Effective May 1, 2026, the Company filed a Certificate of Amendment with the Texas Secretary of State reducing its authorized common stock from 3,000,000,000 shares to 1,800,000,000 shares. The amendment did not modify the Company’s authorized preferred stock, which remains at 20,000,001shares. This amendment affects the Company’s authorized capital structure only and does not, by itself, impact the number of shares issued and outstanding as of March 31, 2026.

Issuance of Exchange Shares Pursuant to Share Exchange Agreement

Subsequent to March 31, 2026, and pursuant to the terms of the Share Exchange Agreement dated December 16, 2025, in connection with the Company’s previously disclosed acquisition of Kepler Fusion Technologies Inc., the Company issued 240,000,000 shares of its common stock to Brent Nelson, as seller under the Share Exchange Agreement, in satisfaction of the Company’s contractual obligation to deliver the exchange consideration contemplated by the transaction. The issuance was effected following the availability of sufficient authorized but unissued common stock following the cancellation of certain legacy shares previously ordered returned to treasury. This issuance represents the fulfillment of a pre-existing contractual obligation arising from the acquisition transaction and does not constitute a new compensatory or financing issuance.

Prepaid Warrants

As of May 15, 2026, the Company issued prepaid warrants to Pinnacle Consulting Services Inc. for an additional $350,000 in cash proceeds and for an aggregate total of $863,000.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and related notes included in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 12, 2026.

Overview

We are a development-stage advanced energy company focused on the development and commercialization of the Texatron™, a compact pulsed toroidal fusion reactor designed to provide clean, scalable baseload electricity. We operate under a Power-as-a-Service business model, intending to own and operate Texatron™ units and sell electricity under long-term contracts.

The Company completed its reverse recapitalization with Kepler Fusion Technologies Inc. on February 27, 2026. As a result of the transaction, Kepler Fusion became our wholly owned subsidiary, and we have fully integrated its assets, technology, and operations. We are pre-commercial and have no revenue from operations. Our activities during the three months ended March 31, 2026 continued to focus on research and development, prototype testing (including advancement of the Version 9 prototype in Midland, Texas), intellectual property expansion, and preparation for commercial deployment.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

We reported a net loss of $632,583 for the three months ended March 31, 2026, compared to a net loss of $100,000 for the three months ended March 31, 2025. The increase in net loss was primarily attributable to increased professional fees and advertisement and marketing costs associated with operating as a public reporting company as well as certain patent filing costs.

Operating expenses for the three months ended March 31, 2026 consisted primarily of:

  General and administrative expenses, including legal, accounting, compliance, and public-company costs
  Personnel and consulting expenses
  Patent filing costs

There was no revenue during either period.

We expect operating expenses to increase in future periods as we advance our technology development, expand our team, and prepare for commercial demonstration projects.

Liquidity and Capital Resources

As of March 31, 2026, we had $99,594 in cash and cash equivalents. Cash flows used in operations of $415,931 were offset by cash flows provided by financing activities of $513,000, Cash flows provided by financing activities increased as a result of prepaid warrant funding. We have historically funded our operations primarily through equity issuances and related-party loans. We continue to incur significant losses and negative cash flows from operations.

We expect to require substantial additional capital to fund our research and development activities, prototype testing, intellectual property filings, and preparation for commercial deployment. Management is actively pursuing financing opportunities, including the previously announced $50 million capital raise targeted for 2026.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company has an accumulated deficit of approximately $9.6 million and has incurred recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the completion of the Kepler business merger and planned capital-raising activities will provide the resources necessary to fund ongoing operations; however, no assurance can be given that these plans will be successful.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Registration Statement on Form 10.

Forward-Looking Statements

The discussion in this Item 2 contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report for important information regarding such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

We do not currently have any material exposure to market risk, including interest rate risk, foreign currency exchange rate risk, commodity price risk, or equity price risk. As we advance our research and development activities and begin to generate revenue or hold financial instruments in the future, we may become subject to such risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment of the effectiveness of our internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. As a non-accelerated filer and smaller reporting company, we are not currently required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Item 3 of our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 12, 2026.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 12, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 1, 2026, the Board of Directors appointed Brent Nelson as Chairman of the Board of Directors of the Company.

During the Company’s first quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Instance Schema				Filed
101.CAL	Inline XBRL Instance Calculation Linkbase				Filed
101.DEF	Inline XBRL Instance Definition Linkbase				Filed
101.LAB	Inline XBRL Instance Label Linkbase				Filed
101.PRE	Inline XBRL Instance Presentation Linkbase				Filed
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				Filed

(Note: In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FUSION, INC.

Date: May 20, 2026	By:	/s/ Richard Hawkins
Richard Hawkins
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

