Form 10-Q
period 2026-06-30
American Fusion, Inc.
filed 2026-08-12
CIK 96664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 1,641,801,029 shares of the Company’s common stock issued and 1,619,034,363 shares outstanding.

AMERICAN FUSION, INC.

Form 10-Q

For the Quarter Ended June 30, 2026

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited consolidated financial statements of American Fusion, Inc. and its subsidiary are listed below:

Index to Consolidated Financial Statements

  Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025
  Consolidated Statements of Operations for the three months and six months ended June 30, 2026 and 2025
  Consolidated Statements of Stockholders’ Deficit for the three months and six months ended June 30, 2026, and 2025
  Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025
  Notes to Consolidated Financial Statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$79,341	$2,525
Accounts receivable	58,000	—
Prepaid expenses	10,870	—
Total current assets	148,211	2,525

Intangible assets	48,472	—
Total assets	$196,683	$2,525

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$669,567	$58,500
Convertible notes payable – related party	489,754	473,523
Litigation liability	697,341	671,377
Total current liabilities	1,856,662	1,203,400

Total Liabilities	$1,856,662	$1,203,400

Stockholders’ deficit:
Preferred Stock, Series A, par $0.001; 20,000,001 authorized; 1 issued	—	—
Common Stock, par $0.001; 1.8B authorized; 1,000,000 issuable at June 30, 2026; 1,641,801,029 issued and 1,619,034,363 outstanding at June 30, 2026 and 2,939,061,314 issued and outstanding at December 31, 2025	1,641,801	2,939,061
Common stock issuable	—	—
Additional paid-in capital	7,604,998	16,216,112
Accumulated deficit	(10,906,778)	(20,356,048)
Treasury Stock, 22,766,666 and 0 shares issued at June 30, 2026 and December 31, 2025, respectively	—	—
Total stockholders’ deficit	(1,659,979)	(1,200,875)
Total liabilities and stockholders’ deficit	$196,683	$2,525

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Revenue	$58,000	$—	$58,000	$—

Cost of revenue	50,000	—	50,000	—

Gross profit	8,000	—	8,000	—

Selling, general and administrative expenses	1,253,180	—	1,885,763	100,000

Loss from operations	(1,245,180)	—	(1,877,763)	(100,000)

Other income (expense)
Interest expense	$(30,028)	$(55,319)	$(67,195)	$(55,319)
Total other expense	(30,028)	(55,319)	(67,195)	(55,319)

Net loss	$(1,275,208)	$(55,319)	$(1,944,958)	$(155,319)

Weighted average shares outstanding - basic and diluted	2,113,138,685	2,625,061,314	2,388,774,665	2,625,061,314
Weighted average loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Preferred Stock, Series A		Common Stock		Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Shares	Amount
Balance, December 31, 2025	1	$—	2,939,061,314	$2,939,061	$—	$16,216,112	$(20,356,048)	—	$(1,200,875)
Conversion of notes payable - related party	—	—	42,500,000	42,500	—	(34,000)	—	—	8,500
Issuance of prefunded- warrants	—	—	—	—	—	513,000	—	—	513,000
Stock-based compensation	—	—	15,739,715	15,740	—	223,315	—	—	239,055
Reverse recapitalization	—	—	—	—	240,000	(11,634,228)	11,394,228	—	—
Net Loss	—	—	—	—	—	—	(669,750)	—	(669,750)
Balance, March 31, 2026	1	$—	2,997,301,029	$2,997,301	$240,000	$5,284,199	$(9,631,570)	—	$(1,110,070)
Conversion of notes payable - related party	—	—	82,500,000	82,500	—	(66,001)	—	—	16,499
Stock-based compensation	—	—	1,000,000	1,000	—	77,800	—	—	78,800
Issuance of prefunded warrants	—	—	—	—	—	430,000	—	—	430,000
Security purchase agreements - units	—	—	4,000,000	4,000	—	196,000	—	—	200,000
Issuable common stock	—	—	240,000,000	240,000	(240,000)	—	—	—	—
Treasury stock acquired	—	—	(22,766,666)	—	—	—	—	22,766,666	—
Cancellation of common stock	—	—	(1,683,000,000)	(1,683,000)	—	1,683,000	—	—	—
Net Loss	—	—	—	—	—	—	(1,275,208)	—	(1,275,208)
Balance, June 30, 2026	1	$—	1,619,034,363	$1,641,801	$—	$7,604,998	$(10,906,778)	22,766,666	$(1,659,979)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Preferred Stock, Series A		Common Stock		Common Stock Issuable	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Shares	Amount
Balance, December 31, 2024	1	$—	2,625,061,314	$2,625,061	$—	$16,467,312	$(20,100,715)	—	$(1,008,342)
Net Loss	—	—	—	—	—	—	(100,000)	—	(100,000)
Balance, March 31, 2025	1	$—	2,625,061,314	$2,625,061	$—	$16,467,312	$(20,200,715)	—	$(1,108,342)
Net Loss	—	—	—	—	—	—	(55,319)	—	(55,319)
Balance, June 30, 2025	1	$—	2,625,061,314	$2,625,061	$—	$16,467,312	$(20,256,034)	—	$(1,163,661)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2026	2025
Cash flows from operating activities:
Net loss	$(1,944,958)	$(155,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible notes payable – related party issued for consulting services	—	100,000
Stock-based compensation	881,526	—
Accrued interest on convertible notes payable – related party	41,231	29,140
Accrued interest on litigation liability	25,964	26,179
Change in operating assets and liabilities:
Accounts receivable	(58,000)	—
Prepaid assets	(10,870)	—
Accounts payable and accrued expenses	22,395	—
Net cash used in operating activities	(1,042,712)	—

Cash flows used in investing activities:
Capitalized intangible assets	$(48,472)	$—
Net cash used in investing activities	(48,472)	—

Cash flows from financing activities:
Proceeds from issuance of prefunded warrants	$943,000	$—
Proceeds from issuance of security purchase agreements - units	225,000	—
Net cash provided by financing activities	1,168,000	—

Net increase in cash and cash equivalents	76,816	—

Cash and cash equivalents, beginning of period	2,525	2,525

Cash and cash equivalents, end of period	$79,341	$2,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Convertible notes payable – related party conversion to common stock	$25,000	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN FUSION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

American Fusion Inc. ("AMFN" or the "Company") is a Texas corporation. On February 27, 2026, the Company completed its reverse merger with Kepler Fusion Technologies Inc. ("Kepler") pursuant to the Master Sales Agreement dated December 16, 2025 and the related Share Exchange Agreement. Upon closing, Kepler became a wholly owned subsidiary of the Company, and Kepler's former shareholders shall obtain approximately 89.7% of the common voting rights in the combined entity. As of June 30, 2026, the Company's principal operating focus is the development of advanced fusion energy technologies. The reverse merger was accounted for as a reverse recapitalization as further explained in Note 9.

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

Basis of Presentation and Principles of Consolidation

The unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements reflect the operations and financial position of the Company and its consolidated subsidiary for the three-month and six-month periods ended June 30, 2026. Under ASC 805-40, Kepler Fusion Technologies Inc. is treated as the accounting acquirer; consequently, the historical financial statements of the combined entity reflect Kepler’s historical results for pre-acquisition periods, with AMFN's identifiable assets and liabilities added at carrying value as of February 27, 2026. Certain subsidiaries were inactive during the period and had no assets, liabilities, revenues, expenses, or operations. Accordingly, consolidation of these entities would have no effect on the accompanying consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company has an accumulated deficit of approximately $10.9 million and has incurred recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that after the completion of the Kepler business merger the planned capital-raising activities will provide the resources necessary to fund ongoing operations; however, no assurance can be given that these plans will be successful.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported net income, total assets, or stockholders’ equity.

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts, and the Company generally does not require collateral. As a general policy, the Company determines an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company recorded an allowance for doubtful accounts of $0 at both June 30, 2026 and December 31, 2025.

Intangibles and Impairment of Long-Lived Assets

During the six months ended June 30, 2026, certain patent related filing costs totaling $33,472 as well as certain website development costs totaling $15,000 have been capitalized on the Company’s balance sheet in accordance with ASC Topic 350, Intangibles, Goodwill and Other. Upon receipt or acquisition of a patent, a determination of useful life and amortization period will be made. Capitalized website development costs are amortized effective July 1, 2026 over three years. Upon launch and usage of the website, a determination of useful life and amortization will be made. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized on long-lived assets when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of the assets. In such cases, the carrying value of these assets are adjusted to their estimated fair values and assets held for sale are adjusted to their estimated fair values less selling expenses.

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

Upon the consummation of the transaction, the holder of the 1000 shares of Kepler common stock was contemplated to receive 240 million shares of American Fusion, Inc. common stock at a par value $0.001 per share after giving effect to the Conversion ratio of 240,000 (the “Conversion Ratio”). The shares were issued in April 2026.

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

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

There were no Level 3 assets or liabilities at June 30, 2026 and December 31, 2025.

Lease Commitment

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Lease expense for variable lease components are recognized when the obligation is probable. Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s lease, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. The Company entered into various operating leases at June 30, 2026, effective beginning in July 2026. See Note 10

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product or when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company’s liability for sales return refunds is recognized within other current liabilities, and an asset for the value of inventory that is expected to be returned is recognized within other current assets on the balance sheets. The Company generally allows a 30-day right of return to its customers. As of both June 30, 2026 and December 31, 2025, the sales returns allowance was $0.

The Company determines the amount of revenue to be recognized through the application of the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when or as the Company satisfies the performance obligations.

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue (contract liabilities) on the accompanying balance sheet. On occasion, billing occurs subsequent to revenue recognition, resulting in unbilled receivables. There were no unbilled receivables or deferred revenue recorded as of June 30, 2026 and December 31, 2025.

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

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $131,342 and $131,342 for the three- and six-month periods ended June 30, 2026. There were no research and development costs in the six months ended June 30, 2025. Total research and development costs are included in selling, general and administrative expenses on the accompanying statements of operations.

Contingencies

The Company follows ASC 450, Contingencies, to account for loss contingencies. Liabilities are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Treasury Stock

The Company accounts for treasury stock under the cost method as defined in ASC 505-30. Treasury stock is recorded at the total cost paid to repurchase shares, debited to the treasury stock account, and credited to cash. Treasury stock is presented as a contra-equity account in the stockholders’ equity section of the balance sheet. Reissuance of treasury stock is recorded at the reissuance price, with any excess over cost credited to additional paid-in capital from treasury stock, and any deficiency first charged to additional paid-in capital from treasury stock and then to retained earnings. No gain or loss is recognized in net income; all adjustments are made directly to equity accounts.

Earnings (Loss) Per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion is anti-dilutive. All potentially dilutive securities are anti-dilutive as of June 30, 2026 and 2025 and, therefore, diluted net loss per share is the same as basic net loss per share. Convertible notes payable – related party and warrants, with underlying shares totaling 2,452,769,529 at June 30, 2026 have not been included in the net loss per share calculation. Convertible notes payable - related party with underlying shares totaling 2,060,739,897 at June 30, 2025, have not been included in the net loss per share calculation. The number of underlying shares related to convertible notes payable may vary based upon the actual date of conversion. In addition, all treasury shares and later to be determined shares in conjunction with deferred stock compensation agreements have also been excluded from the calculation.

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

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES

As of June 30, 2026 and December 31, 2025, the Company had estimated net operating loss carryforwards of approximately $22.2 million and $20.4 million, respectively. Due to the uncertainty of realizing any tax benefits, the Company has recorded a full valuation allowance against its deferred tax assets. The Company's change in control on February 27, 2026 may trigger IRC Section 382 limitations on future utilization of pre-change NOLs.

NOTE 4 – STOCKHOLDERS' DEFICIT

Preferred Stock

The Company has authorized 20,000,001 shares of preferred stock, par value $0.001 per share. As of June 30, 2026, one (1) share of Series A Preferred Stock (the "Special 2020 Series A Preferred Control Share") was issued and outstanding, held by an entity controlled by Brent Nelson, following its transfer at closing of the Kepler transaction on February 27, 2026. The Control Share carries 60% voting power in the Company. See Note 7.

Common Stock

Effective May 1, 2026, the Company filed a Certificate of Amendment with the Texas Secretary of State reducing its authorized common stock, par value $0.001 per share from 3,000,000,000 shares to 1,800,000,000 shares. As of June 30, 2026 1,641,801,029 shares were issued and 1,619,034,363 were outstanding. As of December 31, 2025, 2,939,061,314 shares of common stock were issued and outstanding, respectively. During the six months ended June 30, 2026, 20,000,000 shares were returned by Pinnacle Consulting Services, Inc. and 2,766,666 shares were returned by a third-party shareholder to the Company at no cost. These shares are recorded as Treasury Stock on the Company’s balance sheet at June 30, 2026. See Note 7.

During the six months ended June 30, 2026, the Company issued 125,000,000 shares of common stock pursuant to conversion notices received from holders of outstanding convertible notes. See Note 7.

In January 2026, the Company entered into agreements with third-party service providers in exchange for compensation of 15,739,715 shares of common stock with fair values of $0.014-$.019 per share. Compensation expense totaling $239,055 is included in selling, general and administrative expense in the Company’s statement of operations for the six-month period ended June 30, 2026. In May 2026, the Company entered into an agreement with a third-party service provider in exchange for compensation of 1,000,000 shares of common stock with a fair value of $0.0788 per share. Compensation expense totaling $78,800 is included in selling, general and administrative expense in the Company’s statement of operations for the three- and six-month periods ended June 30, 2026.

Cancellation of Legacy Share Issuances

In March, 2026, the Company obtained an amended default judgment in the Superior Court of Washington, King County, rescinding certain legacy asset purchase agreements and declaring void ab initio the prior issuance of an aggregate 1,683,000,000 shares of the Company’s common stock. Pursuant to the order, the Company’s transfer agent was authorized and directed to cancel such shares and correct the Company’s stock ledger accordingly.

Common Stock Issuable

The Company had recorded common stock issuable of $240,000 representing 240,000,000 shares of common stock required to be issued under Section 3.3 of the Master Sales Agreement in connection with the Kepler reverse recapitalization that closed on February 27, 2026. The shares were issued in April 2026. This issuance represents the fulfillment of a pre-existing contractual obligation arising from the acquisition transaction and does not constitute a new compensatory or financing issuance. See Note 9.

Pursuant to the Master Sales Agreement, RH2 Equity Partners, LP is entitled to receive 1,000,000 shares of post-reverse-split common stock, vesting quarterly over 36 months, in consideration of extended advisory services to be provided to the combined entity. See Notes 7 and 9.

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Warrants

Between January 1, 2026, and May 1, 2026, the Company entered into a Master Prepaid Common Stock Purchase Warrant Agreement (the “Agreement”) with Pinnacle Consulting Services, Inc. (“Pinnacle”) establishing a prepaid warrant financing facility of up to $3,000,000 (the “Facility”). The warrants issued under the Facility are exercisable for shares of the Company’s common stock at a fixed exercise price of $0.05 per share. The exercise price does not reset, ratchet, or otherwise adjust based on the prevailing market price of the Company’s common stock, and the warrants do not contain variable rate or floating conversion features. Other than a nominal exercise price of $0.0001 upon exercise, the full purchase price for each tranche is prepaid by the Investor at the time of funding.

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

During the six months ended June 30, 2026, the Company issued prepaid warrants to Pinnacle Consulting Services Inc. aggregating $943,000 in cash proceeds. The warrants are classified as equity and reported as a component of additional paid-in capital in the Company’s statement of stockholders’ deficit. See Note 7.

Securities Purchase Agreements

In May 2026, the Company entered into Securities Purchase Agreements with third party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share. The Company sold 4,500,000 Units at a per unit price of $0.05 for a total of $225,000. See Note 8. Shares were issued as of June 30, 2026 for 4,000,000 Units. The remaining 500,000 units were recorded as an accrued liability in the Company’s balance sheet at June 30, 2026, totaling $25,000.

Stock Compensation Agreements

During the six months ended June 30, 2026, the Company entered into certain consulting services and independent director advisory agreements. As full and complete consideration for the consulting and advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each for an aggregate of $1,440,000. The number of shares to be issued shall be determined by dividing $1,440,000 by the closing price of the Company’s common stock on the first trading day following the completion of any restructuring event (“Initial Valuation Date”) as defined in the agreements, or, if no restructuring event occurs, the closing price of the Company’s common stock on the effective dates of the agreements. On the one-year anniversary of the date on which the Initial Valuation Price is determined (the “Valuation Date”), the Company shall determine the lowest closing price of the Company’s common stock during the ten (10) trading days immediately preceding the Valuation Date (the “Anniversary Price”).

If the Anniversary price is less than the Initial Valuation Price, the Company shall issue to consultant or director, such additional number of shares as are necessary so that the aggregate fair market value of all shares issued calculated using the Anniversary Price, equals the contractual compensation amount. This adjustment shall operate as a hard minimum value backstop and shall apply automatically without the need for further action by the consultant or director.  Vesting of the to-be determined shares and compensation is over the twelve-month term of each of the agreements. Compensation expense totaling $537,205 has been recorded in selling, general and administrative expenses for the six months ended June 30, 2026. During the three months ended June 30, 2026, the Company recorded $178,192 of consultant and director compensation expense relating to services rendered during the three months ended March 31, 2026. The Company evaluated the effect of this amount on its previously issued condensed consolidated financial statements for the three months ended March 31, 2026 and concluded that the effect was not material. The amount has no effect on cash flows, on loss per share, or on the condensed consolidated financial statements for the six months ended June 30, 2026.

In May 2026, the Company also entered into two contingent consulting services contracts as full and complete consideration for the consulting and advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each for an aggregate of $480,000. The number of shares to be issued shall be determined by dividing $480,000 by the closing price of the Company’s common stock on the first trading day following the completion of any restructuring event (“Initial Valuation Date”) as defined in the agreements, or, if no restructuring event occurs, the closing price of the Company’s common stock on the effective dates of the agreements. On the one-year anniversary of the date on which the Initial Valuation Price is determined (the “Valuation Date”), the Company shall determine the lowest closing price of the Company’s common stock during the ten (10) trading days immediately preceding the Valuation Date (the “Anniversary Price”).

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

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Vesting on one of these contracts is contingent upon two vesting conditions as defined. The entirety of the stock-based rights shall vest when both a restructuring event has occurred and the consultant shall have (i) remained continuously engaged under this agreement through the date on which the restructuring event condition is satisfied, or (ii) completed the initial twelve (12) month term of service prior to the restructuring event. If a minimum of six months of service has been performed, and this agreement terminated prior to the restructuring event, a pro-rata amount of shares shall be considered earned by the consultant. If either condition is not satisfied, then the stock-based rights shall be forfeited in their entirety without consideration, and the Company shall have no obligation to issue any shares. Compensation expense totaling $26,658 has been recorded in selling, general and administrative expenses for the six months ended June 30, 2026. Vesting on the other contract is contingent upon two vesting conditions as defined. The entirety of the stock-based rights shall vest when both a restructuring event has occurred and the consultant shall have (i) remained continuously engaged under this agreement through the date on which the restructuring event condition is satisfied. If either condition is not satisfied, then the stock-based rights shall be forfeited in their entirety without consideration, and the Company shall have no obligation to issue any shares. No compensation expense has been recorded as of June 30, 2026.

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

Shares Issued in Reverse Recapitalization

In connection with the closing of the Kepler reverse recapitalization on February 27, 2026, the Company is obligated to issue additional common stock to Kepler's former shareholders pursuant to the Share Exchange Agreement. These shares will represent approximately 89.7% of the post-merger outstanding common shares, subject to a restructuring event, and constitute the consideration deemed to have been transferred to the former owners of the legal acquirer (AMFN) under ASC 805-40. See Note 9 for additional information.

NOTE 5 – LITIGATION LIABILITY

On December 12, 2024, the Court of Alaska entered a judgment against the Company. The total judgment recognized in the year ended December 31, 2024 was $618,994. The judgment accrues interest at an annual rate of 8.5% until paid.

Interest expense totaled $14,959 and $26,179 during the three months ended June 30, 2026 and 2025, respectively. Interest expense totaled $25,964 and $26,179 during the six months ended June 30, 2026 and 2025, respectively. The total litigation payable balance as of June 30, 2026, is $697,341, consisting of the $671,377 balance at December 31, 2025 plus 2026 accrued interest of $25,964.

The Company is actively pursuing legal remedies to vacate the judgment on the grounds that the underlying asset purchase agreement was never consummated and no assets were delivered. The full amount of the judgment, together with accrued interest, has been recognized as a litigation payable in the accompanying consolidated balance sheet, as the obligation constitutes a determinable legal liability recorded in accordance with ASC 450.

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of June 30, 2026 and December 31, 2025, convertible notes payable-related party consisted of the following:

Description	June 30, 2026	December 31, 2025
Pinnacle Consulting Services – May 2023 Note	$117,443	$126,073
Pinnacle Consulting Services – January 2024 Note	100,449	92,250
CMB Communications – June 2023 Note	160,647	151,200
Pinnacle Consulting Services – January 2025 Note	58,170	54,000
CMB Communications – January 2025 Note	53,045	50,000
Total	$489,754	$473,523

Upon the occurrence of an event of default, the lenders shall have the option to convert all or any portion of the unpaid principal, accrued interest, and any other fees or charges into shares of the Company’s common stock at a fixed price of $0.0002 per share, subject to the limitation that such conversion shall not result in the lender beneficially owning more than 9.99% of the total outstanding common stock of the Company at the time of conversion. The notes bear interest at stated rates ranging from 8% to 15% per annum. All notes had matured and were in default as of June 30, 2026. See Note 7. Interest expense on convertible notes - related party totaled $15,068 and $29,140 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on convertible notes - related party totaled $41,231 and $29,140 for the six months ended June 30, 2026 and 2025, respectively. Interest expense is recorded as an addition to the principal balance.

During the six months ended June 30, 2026, Pinnacle Consulting Services, Inc. (“Pinnacle”) converted $25,000 of principal into 125,000,000 shares of common stock. See Note 4.

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 1, 2026, the Company entered into a consulting agreement with Brent Nelson, CEO of Kepler Fusion Technologies, Inc., a wholly owned subsidiary of the Company. On March 1, 2026, the Board of Directors appointed Brent Nelson as Executive Chairman of the Board of Directors of the Company. The agreement includes monthly compensation of $15,000 per month, of which $45,000 and $60,000, respectively, was paid during the three months and six months, ended June 30, 2026. The Company may, in its sole and absolute discretion, award the consultant additional compensation or bonuses from time to time in recognition of services rendered, milestones achieved, transactions completed, or other extraordinary contributions. The term of this agreement shall be for six months and automatically renew for successive six-month periods unless either party provides written notice of non-renewal at least thirty days prior to the expiration of the then-current term. Either party may terminate the agreement for cause as defined.

In addition, Brent Nelson, through Earth Sciences Fund I LLC (an entity owned by him), holds the Special 2020 Series A Preferred Share, which carries super-voting rights sufficient to control stockholder matters, as transferred on February 27, 2026. This share does not represent common stock ownership but provides majority voting power. An immediate family member of Mr. Nelson has been paid $15,000 during the three month and and six-month periods ended June 30, 2026 for marketing- related services.

Compensation earned by the Company’s CEO prior to 2026 has been accrued and recorded as a liability pursuant to promissory notes issued CMB Communications, LLC (“CMB”) to an affiliated consulting entity controlled by the CEO. Compensation expense under the notes totaled $50,000 for the three and six months ended June 30, 2025. Interest expense on the notes totaled $4,679 and $4,114 for the three months ended June 30, 2026 and 2025, respectively, and has been recorded as increase to convertible notes payable-related party principal. Interest expense on the notes totaled $9,222 and $8,164 for the six months ended June 30, 2026 and 2025, respectively, and has been recorded as increase to convertible notes payable-related party principal. Total principal outstanding totaled $213,692 and $201,200 at June 30, 2026 and December 31, 2025, respectively. See Note 6.

On March 1, 2026, the Company entered into a consulting agreement with its CEO. The agreement includes monthly compensation of $15,000 per month, of which $45,000 and $60,000 was paid during the three months and six months, respectively, ended June 30, 2026. The Company may, in its sole and absolute discretion, award the consultant additional compensation or bonuses from time to time in recognition of services rendered, milestones achieved, transactions completed, or other extraordinary contributions. The term of this agreement shall be for six months and automatically renew for successive six-month periods unless either party provides written notice of non-renewal at least thirty days prior to the expiration of the then-current term. Either party may terminate the agreement for cause as defined.

As part of the reverse recapitalization (Note 9), an entity controlled by the CEO sold the one share of AMFN Special 2020 Series A Preferred Stock (the “Control Share”) for $1,000 to an entity owned by Brent Nelson.

In conjunction with the terms of the Master Sales Agreement, the Company entered into a separate consulting agreement with RH2 Equity Partners, LP (“RH2”). RH2 is an entity controlled by the Company’s CEO and the principal of Pinnacle. The terms of the agreement provide (i) a one-time cash fee of twenty thousand dollars ($20,000) upon execution , (ii) to allow CMB and Pinnacle to retain certain outstanding notes in the aggregate principal amount of approximately $500,000 subject to the Settlement and Exchange Agreements being executed contemporaneously with the Master Sales Agreement, and (iii) to issue to RH2 one million (1,000,000) shares of Company common stock, issued post-reverse split and vesting quarterly over thirty-six (36) months, with a minimum quarterly notional value of thirty thousand dollars ($30,000), subject to true-up share issuances, or the Company shall have the option, at its sole discretion, to pay thirty thousand dollars ($30,000) in lieu of that quarterly’s vesting by RH2. See Notes 5 and 9.

Under the Settlement and Exchange Agreements described above, the Company agreed to issue (i) 450,000 authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock to CMB Communications LLC in exchange for the conversion of $4,500 of indebtedness at a fixed conversion price of $0.01 per share, and (ii) 550,000 authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock to Pinnacle Consulting Services, Inc. in exchange for the conversion of $5,500 of indebtedness at a fixed conversion price of $0.01 per share. The aggregate issuance of 1,000,000 common shares (“Settlement Shares”) is fixed and shall not be adjusted, increased, or decreased as a result of any reverse stock split, recapitalization, or similar corporate action. Within five (5) business days following the effectiveness of a reverse stock split, each applicable holder is required to deliver to the Company’s transfer agent a completed notice of conversion irrevocably electing to convert the applicable indebtedness into shares of Company common stock. Failure to timely deliver such notice constitutes a breach of the applicable Settlement and Exchange Agreement. Upon issuance of the applicable Settlement Shares, only the portion of the indebtedness converted under the applicable agreement shall be deemed fully satisfied, extinguished, cancelled, released and discharged. All remaining conversion shares associated with the broader debt conversion transaction are issuable by the Company, at its direction, to Earth Sciences Fund I, LLC, CMB Communications LLC, Pinnacle Consulting Services, Inc., and/or such other persons or entities as the Company or Earth Sciences Fund I, LLC may designate in writing pursuant to the transaction.

During the six months ended June 30, 2026, the Company issued prepaid warrants to Pinnacle Consulting Services Inc. aggregating $943,000 in cash proceeds. The warrants are classified as equity and reported as a component of additional paid-in capital in the Company’s statement of stockholders’ deficit. During the six months ended June 30, 2026, 20,000,000 shares were returned by Pinnacle Consulting Services, Inc. to the Company at no cost. These shares are recorded as Treasury Stock on the Company’s balance sheet at June 30, 2026. See Note 4.

In 2025, the Company entered into an advisory agreement with Pinnacle, whereby compensation totaling $50,000 earned by Pinnacle has been accrued and recorded as a liability pursuant to a convertible promissory note issued in 2025. Interest expense on the notes totaled $2,103 and $1,006 for the three months ended June 30, 2026 and 2025, respectively, and has been recorded as increase to convertible notes payable-related party principal. Interest expense on the notes totaled $4,129 and $2,006 for the six months ended June 30, 2026 and 2025, respectively, and has been recorded as increase to convertible notes payable-related party principal. Total principal outstanding totaled $58,170 and $54,000 at June 30, 2026 and December 31, 2025, respectively. See Note 6.

Beginning in April 2026, the Company initiated consulting services payments to several of its officers ranging from $10,000- $12,000 per month for a total of $102,000 for the three- and six-month periods ended June 30, 2026. During the six months ended June 30, 2026, the Company entered into five officer consulting and independent director advisory agreements. As full and complete consideration for the advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each following the completion of a restructuring event and/or service period. See Note 4.

Beginning in June 2026, the Company initiated monthly payments of $2,000 for each of its two independent directors.

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- WARRANTS

In May 2026, the Company entered in Securities Purchase Agreements with third party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share. The Company sold 4,500,000 Units at a per unit price of $0.05 for a total of $225,000. The warrants are exercisable for three years, permit cash exercise, and permit a limited cashless exercise only when a registration statement is unavailable following effectiveness.

The warrant contains customary proportional anti-dilution adjustments for stock splits, stock dividends, combinations, and reorganizations, together with a 4.99% beneficial ownership blocker. See Note 4.

The warrants qualify for equity accounting as they do not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity Both the common stock and the warrant meet the requirements of freestanding equity instruments within the scope of ASC Topic 505, Equity. The warrants were measured at their relative fair value at the time of issuance and classified as equity.

The Company valued the warrant using the Black-Scholes valuation model. The following table summarizes the assumptions used in the valuation model to determine the fair value of the warrant:

Fair Value of Common Share	$0.05
Exercise Price	$0.50
Risk Free Rate	4.0%
Expected Life (Yrs.)	3
Volatility	100%

NOTE 9 – REVERSE RECAPITALIZATION

Overview of Transaction

On December 16, 2025, the Company entered into a Master Sales Agreement (the “MSA”) among Manufacturing 360, LLC (“Seller”), Earth Sciences Fund I LLC (“ESF” or “Buyer”), RH2 Equity Partners, LP ("Consultant"), and the Company, and a Share Exchange Agreement (the “SEA”) between the Company and Brent Nelson, the sole shareholder of Kepler Fusion Technologies Inc. (“Kepler”). The agreements contemplate a reverse-merger share exchange transaction under which RNWF acquired 100% of the issued and outstanding equity interests of Kepler in exchange for newly issued shares of RNWF common stock.

Closing of the Transaction

The transfer of the Special 2020 Series A Preferred Control Share from Manufacturing 360, LLC to Earth Sciences Fund I LLC occurred on February 27, 2026, at which point all closing conditions under the MSA and SEA were satisfied. Accordingly, the acquisition date under ASC 805 is February 27, 2026.

Accounting Treatment — Reverse Recapitalization

The transaction has been accounted for as a reverse recapitalization in accordance with ASC 805-40. Although AMFN is the legal acquirer, Kepler has been identified as the accounting acquirer for financial reporting purposes. The following factors support this determination: (1) Kepler's former shareholders shall hold approximately 89.7% of the common voting rights in the combined entity; (2) Kepler's designees will control the board of directors; (3) Kepler's management comprises the senior management team of the combined entity; and (4) AMFN was a non-operating public shell with minimal assets at the acquisition date.

Key Terms of Transaction

The MSA provides for: (a) the sale of one share of RNWF Special 2020 Series A Preferred Stock (the “Control Share”) from Manufacturing 360, LLC to ESF for $1,000, which carries 60% voting power; (b) the simultaneous share exchange with Kepler; and (c) a consulting engagement with RH2 Equity Partners, LP. The Share Exchange Agreement contemplated the issuance of 240,000,000 shares of RNWF common stock recorded as common stock issuable as of March 31, 2026 (see Note 4), and the issuance of additional shares to Kepler's former shareholders. RH2 Equity Partners, LP will receive 1,000,000 shares of post-reverse-split common stock vesting quarterly over 36 months for extended advisory services. See Note 7.

AMERICAN FUSION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company may be subject to various legal proceedings and claims. Other than the litigation payable described in Note 5, management is not aware of any pending or threatened litigation that would have a material adverse effect on the Company's financial position or results of operations.

Lease Commitments

In June 2026, the Company entered into three operating leases for its factory and office location which commence in July and September 2026. The leases provide for a base rent of $6,758 per month through August 2026 and $21,775 through February, 2030.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties, including financial, operational, regulatory, and technological risks. The Company is in an early stage of development with limited operating history and may require substantial additional capital to fund its operations and the commercialization of its fusion energy technology.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to June 30, 2026 and through the date these consolidated financial statements were issued for potential recognition or disclosure in the financial statements. No material subsequent events have been identified that would require recognition or disclosure in the accompanying financial statements, other than as may be disclosed herein.

On July 21, 2026, the Company also entered into a consulting services contract. As full and complete consideration for the consulting and advisory services to be rendered, the Company shall issue shares of the Company’s common stock having a fair market value of $240,000. The number of shares to be issued shall be determined by dividing $240,000 by the closing price of the Company’s common stock on the first trading day following the completion of any restructuring event (“Initial Valuation Date”) as defined in the agreements, or, if no restructuring event occurs, the closing price of the Company’s common stock on the effective dates of the agreements. On the one-year anniversary of the date on which the Initial Valuation Price is determined (the “Valuation Date”), the Company shall determine the lowest closing price of the Company’s common stock during the ten (10) trading days immediately preceding the Valuation Date (the “Anniversary Price”).

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

Vesting on these contracts is contingent upon two vesting conditions as defined. The entirety of the stock-based rights shall vest when both a restructuring event has occurred and the consultant shall have (i) remained continuously engaged under this agreement through the date on which the restructuring event condition is satisfied, or (ii) completed the initial twelve (12) month term of service prior to the restructuring event.

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

The Company completed its reverse recapitalization with Kepler Fusion Technologies Inc. on February 27, 2026. As a result of the transaction, Kepler Fusion became our wholly owned subsidiary, and we have fully integrated its assets, technology, and operations. While the Company generated limited revenue during the quarter, we remain in the early stages of commercialization. Our activities during the six months ended June 30, 2026 continued to focus on research and development, prototype testing (including advancement of the Version 9 prototype in Midland, Texas), intellectual property expansion, and preparation for commercial deployment.

Recent Development

On July 17, 2026, subsequent to the end of the fiscal quarter, the Company received Certificate of Registration No. R54726 from the Texas Department of State Health Services (“DSHS”), authorizing the Company to receive, possess, acquire, transfer and use registered industrial radiation machines for research and development activities at its authorized testing location in Lubbock, Texas, subject to the terms and conditions of the registration and applicable Texas radiation control regulations. The registration designates Dr. John E. Brandenburg as the Company’s Radiation Safety Officer, remains effective through February 28, 2034, and covers twelve registered Texatron™ Fusion Engine™ research model classes ranging from 500 kW through 1 GW.

The Company believes receipt of the registration represents a significant operational milestone supporting the continued engineering, prototype testing, technical validation and research activities associated with its Texatron™ Fusion Engine™ development program. The registration authorizes research and development activities only and does not constitute certification of the Company’s technology or commercial performance. Following receipt of the registration, the Company commenced preparations for research testing activities at its authorized testing location.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth the unaudited results of our operations for the three months ended June 30:

	2026	2025
Revenue	$58,000	$—
Cost of revenue	50,000	—
Gross margin	8,000	—
Operating expenses	1,253,180	—
Loss from operations	(1,245,180)	—
Other expense	(30,028)	(55,319)
Net loss	$(1,275,208)	$(55,319)

Our sales totaled $58,000 for the three months ended June 30,2026 and $0 for the three months ended June 30, 2025. The increase is primarily related to a sale to a new customer. The cost related to this sale totaled $50,000, resulting in a gross margin of $8,000. Our cost of sales consists of the cost of materials and distribution expenses.

The following table sets forth the operating expenses for the three months ended June 30:

	2026	2025	Change
Consulting fees	$543,232	$—	$543,232
Professional fees	217,268	—	217,268
Corporate communications and marketing	226,089	—	226,089
Research and development	131,342	—	131,342
Other operating expenses	135,249	—	135,249
	$1,253,180	$—	$1,253,180

The following table sets forth the stock-based compensation expense included in the above operating expenses for the three months ended June 30:

	2026	2025	Change
Consulting fees	$369,233	$—	$369,233
Professional fees	99,096	—	99,096
Corporate communications and marketing	78,800	—	78,800
Research and development	95,342	—	95,342
	$642,471	—	$642,471

Consulting fees totaling $543,232, consist of advisory services agreements entered into for key management positions and which are primarily stock compensation based. Professional fees totaling $217,268 are comprised primarily of legal and accounting fees reflecting costs associated with the reverse recapitalization and additional public company filings. Corporate communications and marketing costs reflect increased activity related to investor relations, product awareness and trade shows. The increase in research and development costs relates to acceleration of engineering efforts towards development of the Company’s prototypes. Included in other operating expenses totaling $135,249, are public company expenses totaling $47,488, travel and entertainment expenses totaling $53,525 and costs related to various outside service providers.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

 The following table sets forth the unaudited results of our operations for the six months ended June 30:

	2026	2025
Revenue	$58,000	$—
Cost of revenue	50,000	—
Gross margin	8,000	—
Operating expenses	1,885,763	100,000
Loss from operations	(1,877,763)	(100,000)
Other expense	(67,195)	(55,319)
Net loss	$(1,944,958)	$(155,319)

Our sales totaled $58,000 for the six months ended June 30, 2026 and $0 for the six months ended June 30, 2025. The increase is primarily related to a sale to a new customer. The cost related to this sale totaled $50,000, resulting in a gross margin of $8,000. Our cost of sales consists of the cost of materials and distribution expenses.

The following table sets forth the operating expenses for the six months ended June 30:

	2026	2025	Change
Consulting fees	$573,233	$100,000	$473,233
Professional fees	423,938	—	423,938
Corporate communications and marketing	598,748	—	598,748
Research and development	131,342	—	131,342
Other operating expenses	158,502	—	158,502
	$1,885,763	$100,000	$1,785,763

The following table sets forth the stock-based compensation expense included in the above operating expenses for the six months ended June 30:

	2026	2025	Change
Consulting fees	$369,233	$—	$369,233
Professional fees	170,150	—	170,150
Corporate communications and marketing	246,800	—	246,800
Research and development	95,342	—	95,342
	$881,526	$—	$881,526

Consulting fees totaling $573,233 consist of advisory services agreements entered into for key management positions and which are primarily stock compensation based. Professional fees totaling $423,938 are comprised primarily of legal and accounting fees reflecting costs associated with the reverse recapitalization and additional public Company filings. Professional fees in the 2026 period include $170,150 related to stock-based compensation agreements with legal counsel. Corporate communications and marketing costs reflect increased activity related to investor relations, product awareness and trade shows. Corporate communications and marketing costs in the 2026 period include $246,800 related to stock-based compensation agreements with various third-party providers. The increase in research and development costs relates to acceleration of engineering efforts towards development of the Company’s prototype. Included in other operating expenses totaling $158,502 are public company expenses totaling $51,844, travel and entertainment expenses totaling $63,786 and costs related to various outside service providers.

Liquidity and Capital Resources

During the six months ended June 30, 2026 our cash and cash equivalents increased by $76,816 reflecting cash used in operating activities of $1,042,712 and cash used in investing activities of $48,472, offset by cash provided from financing activities of $1,168,000. At June 30, 2026, the Company had a working capital deficit of $1,708,451 and cash on hand of $79,341. During the six months ended June 30, 2025 there was no change in our cash and cash equivalents due to minimal operational and financing activity.

Operating Activities

Cash flows used in operating activities totaled $1,042,712 for the six months ended June 30, 2026 as compared to cash flows used of $0 or the six months ended June 30, 2025. Cash flows used in operating activities primarily reflect the net loss of $1,944,958 partially offset by stock-based compensation of $881,526.

Investing Activities

Cash flows used in investing activities of $48,472 reflect costs associated with the filing of new patents and website development. There were no investing activities in the 2025 period.

Financing Activities

Cash flows provided by financing activities increased as a result of prepaid warrant funding totaling $943,000 and the sale of equity units totaling $225,000. In May 2026, the Company entered in Securities Purchase Agreements with third party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share. There were no financing activities in the 2025 period. Historically, we have funded our operations through equity issuances and related-party loans. We continue to incur significant losses and negative cash flows from operations.

We expect to require substantial additional capital to fund our research and development activities, prototype testing, intellectual property filings, and preparation for commercial deployment. Management is actively pursuing financing opportunities, including the previously announced $50 million capital raise.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company has an accumulated deficit of approximately $10.9 million and has incurred recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the completion of the Kepler business merger and planned capital-raising activities will provide the resources necessary to fund ongoing operations; however, no assurance can be given that these plans will be successful.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Item 3 of our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 12, 2026 except for that disclosed below

In April, 2026, the Company obtained an amended default judgment in the Superior Court of Washington, King County, rescinding certain legacy asset purchase agreements and declaring void ab initio the prior issuance of an aggregate 1,683,000,000 shares of the Company’s common stock. Pursuant to the order, the Company’s transfer agent was authorized and directed to cancel such shares and correct the Company’s stock ledger accordingly.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 12, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s second quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

On July 17, 2026, following the end of the fiscal quarter, the Company received Certificate of Registration No. R54726 from the Texas Department of State Health Services authorizing the Company’s registered industrial radiation machines for research and development activities at its authorized testing location in Lubbock, Texas, subject to the terms and conditions of the registration and applicable Texas radiation control regulations. The registration covers twelve registered Texatron™ Fusion Engine™ research model classes, designates the Company’s Radiation Safety Officer, and remains effective through February 28, 2034.

Management believes receipt of the registration represents a significant operational milestone in the continued development and testing of the Company’s Texatron™ Fusion Engine™ platform. The registration authorizes research and development activities only and should not be interpreted as certification of the Company’s technology or commercial performance.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Instance Schema				Filed
101.CAL	Inline XBRL Instance Calculation Linkbase				Filed
101.DEF	Inline XBRL Instance Definition Linkbase				Filed
101.LAB	Inline XBRL Instance Label Linkbase				Filed
101.PRE	Inline XBRL Instance Presentation Linkbase				Filed
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				Filed

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

AMERICAN FUSION, INC.

Date: August 11, 2026	By:	/s/ Richard Hawkins
Richard Hawkins
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

