Form 10-Q
period 2026-09-30
American Fusion, Inc.
filed 2026-11-13
CIK 96664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(833) 872-2636
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

As of November 13, 2026, there were 1,675,051,029 shares of the Company’s common stock issued and 1,652,284,363 shares outstanding.

AMERICAN FUSION, INC.

Form 10-Q

For the Quarter Ended September 30, 2026

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such risks are described in greater detail under “Item 1A. Risk Factors” in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 16, 2026. All forward-looking statements are expressly qualified in their entirety by such cautionary statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited condensed consolidated financial statements of American Fusion, Inc. and its subsidiary are listed below:

Index to Unaudited Condensed Consolidated Financial Statements

•	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (as revised)

•	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2026

•	Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three and nine months ended September 30, 2026

•	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026

•	Notes to Unaudited Condensed Consolidated Financial Statements

AMERICAN FUSION, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025 (as revised)
ASSETS
Current assets:
Cash and cash equivalents	$70,633	$—
Accounts receivable	50,000	—
Prepaid expenses	26,769	—
Total current assets	147,402	—

Property and equipment, net	44,169	—
Intangible assets, net	180,742	—
Total assets	$372,313	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$190,361	$—
Convertible notes payable – related party	506,890	—
Litigation liability	710,557	—
Derivative liabilities	65,525	—
Total current liabilities	1,473,333	—
Total liabilities	$1,473,333	$—

Stockholders’ deficit:
Preferred stock, par $0.001; 100,000,000 and 20,000,001 authorized at September 30, 2026 and December 31, 2025
Series A preferred stock, par $0.001; 1 designated; 1 issued at September 30, 2026 and December 31, 2025	—	—
Series C preferred stock issuable, par $0.001; 98,696 issuable at September 30, 2026 and 0 at December 31, 2025	986,958	—
Common stock, par $0.001; 1.8B and 3.0B authorized; 1,641,801,029 issued and 1,619,034,363 outstanding at September 30, 2026 and 2,954,801,029 issued and outstanding at December 31, 2025, respectively	1,641,801	2,954,801
Common stock issuable; 6,641,071 and 240,000,000 shares issuable at September 30, 2026 and December 31, 2025, respectively (1)	402,422	240,000
Additional paid-in capital	6,667,877	4,805,199
Accumulated deficit	(10,800,078)	(8,000,000)
Treasury stock, 22,766,666 and 0 shares at September 30, 2026 and December 31, 2025, respectively	—	—
Total stockholders’ deficit	(1,101,020)	—
Total liabilities and stockholders’ deficit	$372,313	$—

(1)	Share and per-share amounts for all periods presented have been retroactively restated to reflect the recapitalization described in Note 10.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Revenue	$—	$58,000
Cost of revenue	—	50,000
Gross profit	—	8,000

Operating expenses:
Selling, general and administrative expenses	1,399,778	2,733,032
Total operating expenses	1,399,778	2,733,032

Loss from operations	(1,399,778)	(2,725,032)

Other income (expense):
Interest expense	(30,352)	(69,100)
Change in fair value of derivative liabilities	(5,946)	(5,946)
Total other expense	(36,298)	(75,046)

Net loss	$(1,436,076)	$(2,800,078)

Weighted average shares outstanding – basic and diluted	1,646,296,704	2,349,362,062

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock Issuable		Common Stock		Common Stock Issuable		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Shares	Amount
Balance, December 31, 2025, as revised	1	$—	—	$—	2,954,801,029	$2,954,801	240,000,000	$240,000	$4,805,199	$(8,000,000)	—	$—
Net liabilities assumed in reverse recapitalization	—	—	—	—	—	—	—	—	(1,224,777)	—	—	(1,224,777)
Conversion of notes payable – related party	—	—	—	—	42,500,000	42,500	—	—	(34,000)	—	—	8,500
Issuance of prepaid warrants	—	—	—	—	—	—	—	—	195,000	—	—	195,000
Net loss	—	—	—	—	—	—	—	—	—	(88,794)	—	(88,794)
Balance, March 31, 2026 , as revised	1	$—	—	$—	2,997,301,029	$2,997,301	240,000,000	$240,000	$3,741,422	$(8,088,794)	—	$(1,110,071)
Conversion of notes payable – related party	—	—	—	—	82,500,000	82,500	—	—	(66,001)	—	—	16,499
Stock-based compensation	—	—	—	—	1,000,000	1,000	—	—	77,800	—	—	78,800
Issuance of prepaid warrants	—	—	—	—	—	—	—	—	430,000	—	—	430,000
Securities purchase agreements – units	—	—	—	—	4,000,000	4,000	—	—	196,000	—	—	200,000
Issuance of issuable common stock	—	—	—	—	240,000,000	240,000	(240,000,000)	(240,000)	—	—	—	—
Treasury stock acquired	—	—	—	—	(22,766,666)	—	—	—	—	—	22,766,666	—
Cancellation of common stock	—	—	—	—	(1,683,000,000)	(1,683,000)	—	—	1,683,000	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,275,208)	—	(1,275,208)
Balance, June 30, 2026 , as revised	1	$—	—	$—	1,619,034,363	$1,641,801	—	$—	$6,062,221	$(9,364,002)	22,766,666	$(1,659,980)
Stock-based compensation	—	—	—	—	—	—	1,612,500	241,656	100,000	—	—	341,656
Issuance of prepaid warrants	—	—	—	—	—	—	—	—	446,000	—	—	446,000
Securities purchase agreements – units	—	—	—	—	—	—	5,028,571	160,766	59,656	—	—	220,422
Share exchange for Series C Preferred Stock	—	—	98,696	986,958	—	—	—	—	—	—	—	986,958
Net loss	—	—	—	—	—	—	—	—	—	(1,436,076)	—	(1,436,076)
Balance, September 30, 2026	1	$—	98,696	$986,958	1,619,034,363	$1,641,801	6,641,071	$402,422	$6,667,877	$(10,800,078)	22,766,666	$(1,101,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
September 30,
2026
Cash flows from operating activities:
Net loss	$(2,800,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,407,414
Amortization expense	1,250
Accrued interest on convertible notes payable – related party	40,925
Accrued interest on litigation liability	28,175
Change in fair value of derivative liabilities	5,946
Change in operating assets and liabilities:
Accounts receivable	(50,000)
Prepaid expenses	(26,769)
Accounts payable and accrued expenses	136,265
Net cash used in operating activities	(1,256,872)

Cash flows from investing activities:
Cash acquired in connection with reverse recapitalization	2,666
Capitalized property and equipment	(44,169)
Capitalized intangible assets	(181,992)
Net cash used in investing activities	(223,495)

Cash flows from financing activities:
Proceeds from issuance of prepaid warrants	1,071,000
Proceeds from issuance of securities purchase agreements – units	480,000
Net cash provided by financing activities	1,551,000

Net increase in cash and cash equivalents	70,633
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$70,633

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

Non-cash investing and financing activities:
Net liabilities assumed in connection with reverse recapitalization	$1,224,777
Convertible notes payable – related party conversion to common stock	$24,999
Accrued stock-based compensation exchanged for Series C preferred stock issuable	$986,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN FUSION, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Business

American Fusion, Inc. ("AMFN" or the "Company") is a Texas corporation focused on developing advanced fusion energy technologies as of September 30, 2026.

On February 27, 2026, the Company completed its reverse merger with Kepler Fusion Technologies Inc. ("Kepler") under the Master Sales Agreement dated December 16, 2025 and the related Share Exchange Agreement. Kepler became a wholly owned subsidiary of the Company at closing, and Kepler’s former shareholders are to obtain approximately 89.7% of the common voting rights in the combined entity. The transaction was accounted for as a reverse recapitalization. See Note 10.

Redomestication and Name Change

The Company completed its statutory conversion and redomestication from Delaware to Texas effective February 10, 2026, upon filing the applicable conversion and formation documents with the Texas Secretary of State. The Company ceased to be a Delaware corporation and continued as a Texas corporation. The redomestication did not change its business, operations, assets, liabilities, or stockholders’ equity.

Effective March 19, 2026, the Company changed its name from Renewal Fuels, Inc. to American Fusion, Inc., and FINRA processed the related ticker symbol change from RNWF to AMFN. Unless the context requires otherwise, references to the “Company” in these financial statements mean American Fusion, Inc., formerly Renewal Fuels, Inc.

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments necessary for a fair presentation, consisting of normal recurring accruals, have been included.

The financial statements reflect the operations and financial position of the Company and its consolidated subsidiary for the three- and nine-month periods ended September 30, 2026. Under ASC 805-40, Kepler Fusion Technologies Inc. is the accounting acquirer. The combined entity’s historical financial statements therefore reflect Kepler’s results for pre-acquisition periods, with AMFN’s identifiable assets and liabilities added at carrying value as of February 27, 2026. Kepler Fusion Technologies Inc., the accounting acquirer in the February 27, 2026 reverse recapitalization, was incorporated on November 21, 2025. Kepler Fusion Technologies Inc. had no accounting predecessor prior to its formation. Accordingly, there are no corresponding predecessor financial statements for the three or nine months ended September 30, 2025, and comparative statements of operations and cash flows for such periods are not presented. All intercompany transactions and balances have been eliminated in consolidation.

The December 31, 2025 consolidated balance sheet and the consolidated statement of stockholders’ deficit have been retroactively adjusted to reflect the Company’s legal capital structure: 2,954,801,029 common shares and one share of Series A Preferred Stock outstanding, and 240,000,000 common shares issuable to Kepler’s former shareholder. Kepler’s historical accumulated deficit has been carried forward. AMFN’s results of operations are included from February 27, 2026. The previously issued interim financial statements as of and for the periods ended March 31, 2026 and June 30, 2026 presented the reverse recapitalization through equity entries only and used AMFN’s historical balances as comparative amounts. See “Revision of Previously Issued Interim Financial Statements” below and Note 10.

Revision of Previously Issued Interim Financial Statements

During the preparation of the Company's consolidated financial statements for the nine months ended September 30, 2026, management identified an error related to the recognition of certain expenses of the accounting acquiree around the reverse recapitalization transaction date as well as the retroactive restatement of the stockholders’ equity section of the December 31, 2025, balance sheet, presented for comparative purposes only. As a result, operating expenses and net loss were overstated during the three months ended March 31, 2026 and six months ended June 30, 2026.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Management evaluated the error under ASC 250, SAB No. 99 and SAB No. 108. Although the error was quantitatively material to certain financial statement line items for the three months ended March 31, 2026 and six months ended June 30, 2026, management concluded that the error was not material to the previously issued interim financial statements when considering all relevant qualitative and quantitative factors. Accordingly, the Company determined that a restatement of, or amendment to, previously issued financial statements was not required. The error did not affect the Company’s revenues, cash flows, liquidity, debt covenant compliance, capital resources, or management compensation arrangements.

Further, the error did not arise from fraud or intentional misconduct, did not mask changes in operating trends, did not impact compliance with regulatory requirements, and did not affect key operating metrics used by management or investors to evaluate the Company’s performance.

Accordingly, the Company has revised its previously reported results for the three months ended March 31, 2026 and the six months ended June 30, 2026, which are reflected in the accompanying consolidated financial statements for the nine months ended September 30, 2026.

The correction reduced operating expenses by $552,511, interest expense by $28,445 and net loss by $580,956 for the three months ended March 31, 2026 and the six months ended June 30, 2026.

The following table presents the effect of the revision on the Company’s previously issued consolidated statements of operations:

	Three Months Ended March 31, 2026			Six Months Ended June 30, 2026
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expenses	$632,583	$(552,511)	$80,072	$1,885,763	$(552,511)	$1,333,252
Loss from operations	(632,583)	552,511	(80,072)	(1,877,763)	552,511	(1,325,252)
Interest expense	(37,167)	28,445	(8,722)	(67,195)	28,445	(38,750)
Net loss	$(669,750)	$580,956	$(88,794)	$(1,944,958)	$580,956	$(1,364,002)
Net loss per share – basic and diluted	$(0.00)	$—	$(0.00)	$(0.00)	$—	$(0.00)

The following table presents the effect of the revision on the retroactively restated December 31, 2025 stockholders’ deficit in the Company’s previously issued consolidated balance sheets:

	March 31, 2026		June 30, 2026
	December 31, 2025 As Previously Reported	December 31, 2025 As Revised	December 31, 2025 As Previously Reported	December 31, 2025 As Revised
Stockholders’ deficit:
Preferred stock, par $0.001; 20,000,001 authorized at December 31, 2025	—	—	—	—
Series A preferred stock, par $0.001; 1 designated; 1 issued at December 31, 2025	—	—	—	—
Common stock, par $0.001; 3.0B authorized; 2,954,801,029 issued and outstanding at December 31, 2025	2,939,061	2,954,801	2,939,061	2,954,801
Common stock issuable; 240,000,000 shares issuable at December 31, 2025	—	240,000	—	240,000
Additional paid-in capital	16,216,112	4,805,199	16,216,112	4,805,199
Accumulated deficit	(20,356,048)	(8,000,000)	(20,356,048)	(8,000,000)
Total stockholders’ deficit	$(1,200,875)	$—	$(1,200,875)	$—

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis. As of September 30, 2026, the Company had an accumulated deficit of approximately $10.8 million and had incurred recurring operating losses. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty.

Management believes that planned capital-raising activities will provide the resources needed to fund ongoing operations. There can be no assurance that these plans will succeed.

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

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company generally does not require collateral. In determining the allowance, the Company considers how long receivables are past due, historical losses, customers’ current ability to pay, and general economic and industry conditions. Receivables are written off when they become uncollectible; subsequent collections are credited to the allowance for doubtful accounts.

The Company recorded no allowance for doubtful accounts at September 30, 2026 and December 31, 2025.

Property and Equipment

Property and equipment consists of research and development testing equipment acquired for future projects. Equipment with alternative future uses is capitalized at cost under ASC 730, Research and Development. The Company capitalized $44,169 of this equipment during the nine months ended September 30, 2026. Depreciation will be recognized on a straight-line basis over an estimated useful life of seven years once the equipment is placed in service.

Intangibles and Impairment of Long-Lived Assets

During the nine months ended September 30, 2026, the Company capitalized $166,992 of patent-related filing costs and $15,000 of website development costs under ASC Topic 350, Intangibles, Goodwill and Other, for total capitalized intangible assets of $181,992. A patent’s useful life and amortization period will be determined upon receipt or acquisition of the patent.

Website development costs are amortized over three years beginning July 1, 2026. Amortization expense was $1,250 for both the three and nine months ended September 30, 2026. Net intangible assets at September 30, 2026 totaled $180,742: patent costs of $166,992 and website development costs of $13,750, net of accumulated amortization of $1,250.

Under ASC Topic 360, Property, Plant and Equipment, long-lived assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized when impairment indicators exist and estimated undiscounted future cash flows are less than the assets’ carrying amounts. In that case, carrying values are adjusted to estimated fair value; assets held for sale are adjusted to estimated fair value less selling expenses. No impairment loss was recorded for the three and nine months ended September 30, 2026.

Reverse Recapitalization

On February 27, 2026, Renewal Fuels, Inc. (RNWF, subsequently renamed American Fusion, Inc., “AMFN” or the “Company”) consummated a share-exchange transaction with Brent Nelson, the sole shareholder of Kepler Fusion Technologies Inc. (“Kepler”), pursuant to which the Company acquired 100% of the issued and outstanding equity interests of Kepler in exchange for newly issued common stock of the Company. See Note 10.

Upon the consummation of the transaction, the holder of the 1,000 shares of Kepler common stock was contemplated to receive 240 million shares of American Fusion, Inc. common stock at a par value $0.001 per share after giving effect to the Conversion ratio of 240,000 (the “Conversion Ratio”). The 240,000,000 shares of common stock issuable in connection with the transaction were issued in April 2026.

Concurrently, Manufacturing 360, LLC, an entity controlled by Richard C. Hawkins, the Company’s then Chief Executive Officer, sold to Earth Sciences Fund I LLC, an entity controlled by Brent Nelson, the one (1) share of Series A Preferred Stock of the Company (the “Control Share”) for $1,000 cash.

The transaction was accounted for as a reverse recapitalization under U.S. GAAP, with American Fusion, Inc. treated as the acquired company and Kepler as the accounting acquirer. This treatment was based primarily on the fact that Brent Nelson, who controlled Kepler before the transaction, continued to control American Fusion, Inc. afterward. Kepler therefore did not undergo a change in control. Accordingly, for accounting purposes, the financial statements of AMFN represent a continuation of the financial statements of Kepler with the merger being treated as the equivalent of Kepler issuing shares for the net assets of American Fusion, Inc., accompanied by a recapitalization. The net liabilities of American Fusion, Inc. of $1,224,777, consisting primarily of cash of $2,666, accounts payable and accrued expenses of $54,097, convertible notes payable – related party of $490,965 and litigation liability of $682,381, were recognized as of the closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger are presented as those of Kepler and the accumulated deficit of Kepler has been carried forward after closing.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Measurements

The disclosure requirements within Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurement, require disclosure of estimated fair values of certain financial instruments. For financial instruments recognized at fair value in the Company’s statements of operations, the disclosure requirements of ASC Topic 820-10 also apply. The methods and assumptions are set forth below:

•	Cash and cash equivalents are carried at cost, which approximates fair value.

•	The carrying amounts of receivables approximate fair value due to their short-term maturities.

•	The carrying amounts of payables approximate fair value due to their short-term maturities.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:

•	Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
•	Level 3 — Pricing inputs include significant unobservable inputs used in determining the fair value of investments. The types of investments, which would generally be included in this category include equity securities issued by private entities.

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

The levels of the fair value hierarchy into which the Company’s assets and liabilities fall as of September 30, 2026 are as follows:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities – Securities Purchase Agreements	$—	$—	$65,525	$65,525
Total fair value	$—	$—	$65,525	$65,525

The fair value of applicable derivative liabilities and the change in fair value of derivative liabilities are as follows for the nine months ended September 30, 2026:

Fair value – December 31, 2025	$—
Units sold under Securities Purchase Agreements	59,579
Change in fair value of derivative liabilities	5,946
Fair value – September 30, 2026	$65,525

There were no Level 3 assets or liabilities at December 31, 2025.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Commitment

The Company determines whether an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control exists when the Company has the right to direct the asset’s use and obtain substantially all economic benefits from that use. Lease expense for variable lease components is recognized when the obligation is probable.

Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. Operating lease payments are expensed on a straight-line basis over the lease term. Under ASC 842, unpaid lease payments are discounted using the implicit interest rate or, if that rate cannot be readily determined, the incremental borrowing rate. Because the implicit rate in the Company’s lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement.

Variable lease payments that do not depend on a rate or index are recognized when the event, activity, or circumstance that triggers payment is probable. They are presented as operating expenses in the same line as fixed lease expense.

In June 2026, the Company entered into three operating leases for factory and office locations, but commencement was delayed until after September 30, 2026. During the three months ended September 30, 2026, the Company occupied space only under a temporary lease. Rent expense was $1,750 for both the three and nine months ended September 30, 2026. See Note 11.

Revenue Recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product or when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Revenue is recorded net of sales taxes collected from customers on behalf of taxing authorities.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue (contract liabilities) on the accompanying balance sheet. On occasion, billing occurs subsequent to revenue recognition, resulting in unbilled receivables. There were no unbilled receivables or deferred revenue recorded as of September 30, 2026 and December 31, 2025.

Share-based Compensation

The Company accounts for share-based awards granted to employees, directors, and third-parties by recording compensation expense based on estimated fair values at the grant date. The portion of an award expected to vest is recognized as expense over the requisite service period in the consolidated statements of operations. Expense is recognized on a straight-line basis over the vesting period, as permitted by ASC 718, Compensation—Stock Compensation. The assumptions used to estimate fair value represent management’s best estimates. Changes in the underlying variables may affect both estimated award values and the resulting compensation expense.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development costs amounted to $112,195 and $243,538 for the three- and nine-month periods ended September 30, 2026, respectively, and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Earnings (Loss) Per Share

Basic net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. Diluted net earnings or loss per share adjusts the weighted-average common shares outstanding for potentially dilutive securities. Securities are excluded from diluted net loss per share when their inclusion would be anti-dilutive. All potentially dilutive securities were anti-dilutive as of September 30, 2026; therefore, diluted net loss per share equals basic net loss per share.

Excluded securities had 2,545,658,110 underlying shares at September 30, 2026 and consisted of related-party convertible notes payable, warrants, Series C Convertible Preferred Stock (subject to vesting and conversion eligibility), service provider retainer shares and post-reverse-split shares issuable under an advisory agreement. The shares underlying convertible notes may vary with the actual conversion date. Post-reverse-split shares issuable may vary with minimum value provisions and the Company’s cash settlement option. Treasury shares and shares to be determined under deferred stock compensation agreements were also excluded.

The weighted average number of common shares outstanding reflects the Company’s legal capital structure retroactively applied to periods prior to the reverse recapitalization.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized. The Company experienced a change in control on February 27, 2026 in connection with the Kepler reverse recapitalization; accordingly, the utilization of net operating loss carryforwards of the legal acquirer may be limited under IRC Section 382. A Section 382 study is expected to be completed in a future period.

NOTE 3 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized. The Company experienced a change in control on February 27, 2026 in connection with the Kepler reverse recapitalization; accordingly, the utilization of net operating loss carryforwards of the legal acquirer may be limited under IRC Section 382. A Section 382 study is expected to be completed in a future period.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2025, the Company had 20,000,001 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), authorized. In January 2026, the Company increased its authorized Preferred Stock to 100,000,000 shares. As of September 30, 2026 and December 31, 2025, 1 share of Preferred Stock was designated as 2020 Series A Special Preferred Stock (the “Series A Preferred Stock”), of which one (1) share (the “Control Share”) was issued and outstanding. The Control Share is held by an entity controlled by Brent Nelson, following its transfer at closing of the Kepler transaction on February 27, 2026, and carries 60% voting power in the Company. See Note 7.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Common Stock

Effective May 1, 2026, the Company filed a Certificate of Amendment with the Texas Secretary of State reducing its authorized common stock, par value $0.001 per share from 3,000,000,000 shares to 1,800,000,000 shares. As of September 30, 2026, 1,641,801,029 shares were issued and 1,619,034,363 were outstanding. As of December 31, 2025, as retroactively adjusted, 2,954,801,029 shares of common stock were issued and outstanding and 240,000,000 shares were issuable.

During the nine months ended September 30, 2026, 20,000,000 shares were returned by Pinnacle Consulting Services, Inc. and 2,766,666 shares were returned by a third-party shareholder to the Company at no cost. These shares are recorded as Treasury Stock on the Company’s balance sheet at September 30, 2026. See Note 7.

During the nine months ended September 30, 2026, the Company issued 125,000,000 shares of common stock pursuant to conversion notices received from holders of outstanding convertible notes. See Note 6.

In January 2026, the Company entered into agreements with third-party service providers in exchange for compensation of 15,739,715 shares of common stock with fair values of $0.014–$0.019 per share. In May 2026, the Company entered into an agreement with a third-party service provider in exchange for compensation of 1,000,000 shares of common stock with a fair value of $0.0788 per share.

During the three months ended September 30, 2026, the Company recorded stock-based compensation of $241,656 for 1,612,500 shares of common stock issuable to third-party service providers with fair values of $0.1037–$0.1730 per share. These shares had not been issued as of September 30, 2026 and are included in common stock issuable. On September 30, 2026, the Company also recorded stock-based compensation of $100,000 for consulting services under an agreement with a third-party service provider, payable in shares of common stock having a fixed value of $100,000. Compensation expense totaling $420,456 is included in selling, general and administrative expense in the Company’s statement of operations for the nine-month period ended September 30, 2026.

Cancellation of Legacy Share Issuances

In March 2026, the Company obtained an amended default judgment in the Superior Court of Washington, King County, rescinding certain legacy asset purchase agreements and declaring void ab initio the prior issuance of an aggregate 1,683,000,000 shares of the Company’s common stock. Pursuant to the order, the Company’s transfer agent was authorized and directed to cancel such shares and correct the Company’s stock ledger accordingly.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Common Stock Issuable

The Company recorded $240,000 of common stock issuable, representing 240,000,000 shares required under Section 3.3 of the Master Sales Agreement in connection with the Kepler reverse recapitalization that closed on February 27, 2026. These shares were issued in April 2026. The issuance fulfilled a pre-existing contractual acquisition obligation and was not a new compensatory or financing issuance. See Note 10.

As of September 30, 2026, common stock issuable totaled $402,422, representing 6,641,071 shares of common stock, consisting of 1,612,500 shares totaling $241,656 for stock-based compensation and 5,028,571 shares totaling $160,766 for Units sold under Securities Purchase Agreements.

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

During the nine months ended September 30, 2026, the Company issued prepaid warrants to Pinnacle Consulting Services Inc. for aggregate cash proceeds of $1,389,000, including $446,000 received during the three months ended September 30, 2026. Aggregate proceeds totaling $318,000 are included in the net liabilities assumed in the reverse recapitalization. The warrants are classified as equity within additional paid-in capital in the statement of stockholders’ deficit. See Note 7.

Securities Purchase Agreements

During the nine months ended September 30, 2026, the Company entered into Securities Purchase Agreements with third-party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share.

During the nine months ended September 30, 2026, the Company sold 9,028,571 Units at per unit prices ranging from $0.05 to $0.07 for a total of $480,000. As of September 30, 2026, 4,000,000 shares of common stock had been issued, and 5,028,571 shares of common stock totaling $160,766 were issuable. Of the $480,000 proceeds, $59,579 was allocated to derivative liabilities. See Note 8.

The Company evaluated the warrants under ASC 480 and ASC 815-40 and concluded that the warrants qualify for equity classification. Accordingly, the warrants were recorded in additional paid-in capital and are not subsequently remeasured. See Note 9.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain securities purchase agreements contain dilutive issuance protection provisions that may entitle investors to receive additional shares, warrants or other equivalent securities upon certain future issuances by the Company at prices below $0.05 per share. In addition, certain of the securities purchase agreements contain a one-time price protection true-up provision that may require the Company to issue a variable number of shares if the Company's stock price is below $0.05 on the contractual measurement date.

Management determined that the above-mentioned provisions do not qualify for equity classification under ASC 815-40 and recorded the features as derivative liabilities measured at fair value, with subsequent changes in fair value recognized in earnings. Of the $480,000 proceeds, $59,579 was allocated to derivative liabilities. See Note 8.

Stock Compensation Agreements

During the nine months ended September 30, 2026, the Company entered into certain consulting services and independent director advisory agreements. As full and complete consideration for the consulting and advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each for an aggregate of $1,440,000. The number of shares to be issued shall be determined by dividing $1,440,000 by the closing price of the Company’s common stock on the first trading day following the completion of any restructuring event (“Initial Valuation Date”) as defined in the agreements, or, if no restructuring event occurs, the closing price of the Company’s common stock on the effective dates of the agreements.

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

Vesting of the to-be determined shares and compensation is over the twelve-month term of each of the agreements. Compensation expense totaling $362,603 and $900,164 has been recorded in selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2026, respectively.

During the nine months ended September 30, 2026, the Company also entered into contingent consulting services contracts (“contingent contracts”). As full and complete consideration for the consulting and advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each for an aggregate of $1,920,000. The number of shares to be issued shall be determined by dividing $1,920,000 by the closing price of the Company’s common stock on the first trading day following the completion of any restructuring event (“Initial Valuation Date”) as defined in the agreements, or, if no restructuring event occurs, the closing price of the Company’s common stock on the effective dates of the agreements.

On the one-year anniversary of the date on which the Initial Valuation Price is determined (the “Valuation Date”), the Company shall determine the lowest closing price of the Company’s common stock during the ten (10) trading days immediately preceding the Valuation Date (the “Anniversary Price”).

If the Anniversary Price is below the Initial Valuation Price, the Company must issue enough additional shares to the consultant or director so that the aggregate fair market value of all shares issued, calculated using the Anniversary Price, equals the contractual compensation amount. This minimum value backstop applies automatically, without further action by the consultant or director.

Vesting on one of these contracts is contingent upon two vesting conditions as defined. The entirety of the stock-based rights shall vest when both a restructuring event has occurred and the consultant shall have (i) remained continuously engaged under this agreement through the date on which the restructuring event condition is satisfied, or (ii) completed the initial twelve (12) month term of service prior to the restructuring event. If a minimum of six months of service has been performed, and this agreement terminated prior to the restructuring event, a pro-rata amount of shares shall be considered earned by the consultant. If either condition is not satisfied, then the stock-based rights shall be forfeited in their entirety without consideration, and the Company shall have no obligation to issue any shares. Compensation expense for this contract totaling $60,493 and $86,794 has been recorded in selling, general and administrative expenses for the three- and nine-month periods ended September 30, 2026, respectively.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Vesting on the other contingent contracts is contingent upon two vesting conditions as defined. The entirety of the stock-based rights shall vest when both a restructuring event has occurred and the consultant shall have remained continuously engaged under this agreement through the date on which the restructuring event condition is satisfied. If either condition is not satisfied, then the stock-based rights shall be forfeited in their entirety without consideration, and the Company shall have no obligation to issue any shares. The restructuring event is a substantive performance condition and until achievement is probable, no compensation expense is recorded for the award even when service is being provided. No compensation expense has been recorded as of September 30, 2026.

In the event the trading price of the Company’s common stock increases following the effective date, no reduction, clawback, or forfeiture shall apply. All shares issued pursuant to the agreements shall include piggyback registration rights in the Company’s next registration statement on Form S-1 or Form 1-A, subject to customary underwriter limitations, if any.

During the nine months ended September 30, 2026, the Company entered into an agreement with a third-party service provider which provides for a retainer of $100,000 to be issued in 1,250,000 shares of Company common stock at a price of $0.08 per share. Stock-based compensation expense has been included in selling, general and administrative expense on the accompanying statement of operations.

Series C Preferred Stock Modification

The Company accounts for equity-based and liability-based compensation arrangements under ASC 718, Compensation—Stock Compensation. As of September 30, 2026, the Company entered into agreements with certain consultants and directors to settle existing common stock-based compensation amounts earned and accrued totaling $986,958 for 98,696 shares of Series C Preferred Stock issuable. See “Stock Compensation Agreements,” above. See Note 12.

Thereafter, shares of Series C Preferred Stock will be issued automatically as future compensation is earned, in exchange for the surrender, cancellation, and release of each portion of the future compensation.

The Company concluded that the awards remain within the scope of ASC 718 because the awards were issued in exchange for services rendered or to be rendered to the Company and do not represent consideration transferred in a business combination under ASC 805. Certain recipients are nonemployee directors who are treated as employees for ASC 718 purposes.

Effective September 30, 2026, the Company modified certain outstanding compensation awards by replacing rights to receive common stock with rights to receive Series C Preferred Stock. The Company determined that September 30, 2026 represented the modification date because all material terms were approved and mutually understood by the parties on that date.

The Company evaluated the modification under ASC 718 and concluded that the exchange represented a modification because the form of the underlying instrument changed from common stock-based compensation rights to Series C Preferred Stock rights. The Company further concluded that:

•	Vesting conditions remained unchanged.
•	The modified awards remained classified within stockholders’ equity.
•	The fair value of the modified awards was substantially equivalent to the fair value of the original awards immediately before modification.

Accordingly, no significant incremental compensation cost was recognized as a result of the modification. Compensation cost continues to be recognized over the remaining requisite service period for unvested awards. Any compensation cost associated with service periods completed as of the modification date was recognized immediately.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company measured Series C Preferred Stock awards based on the fair value of the underlying equity instruments on the applicable grant or modification date. Management concluded that the economic rights associated with the Series C Preferred Stock were substantially similar to those associated with the Company's common stock, including participation in dividends and liquidation proceeds on an as-converted basis.

Based on the Company's historical compensation arrangements and contemporaneous pricing of common stock awards at $0.10 per common share, management estimated a fair value of $10.00 per share of Series C Preferred Stock. Management concluded that additional discounts for service conditions, conversion timing restrictions or ownership limitations were not appropriate because such restrictions do not constitute separate vesting conditions affecting fair value measurement.

Shares Issued in Reverse Recapitalization

In connection with the closing of the Kepler reverse recapitalization on February 27, 2026, the Company is obligated to issue additional common stock to Kepler’s former shareholders pursuant to the Share Exchange Agreement. These shares will represent approximately 89.7% of the post-merger outstanding common shares, subject to a restructuring event, and constitute the consideration deemed to have been transferred to the former owners of the legal acquirer (AMFN) under ASC 805-40. See Note 10 for additional information.

NOTE 5 – LITIGATION LIABILITY

On December 12, 2024, the Court of Alaska entered a judgment against the Company. The total judgment recognized in the year ended December 31, 2024 was $618,994. The judgment accrues interest at an annual rate of 8.5% until paid.

Interest expense totaled $13,216 and $28,175 during the three and nine months ended September 30, 2026, respectively. The total litigation payable balance as of September 30, 2026 is $710,557, consisting of the balance of $682,381 assumed in the reverse recapitalization on February 27, 2026, plus accrued interest subsequent to that date.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

As of September 30, 2026, convertible notes payable – related party consisted of the following:

September 30, 2026
Pinnacle Consulting Services – May 2023 Note	$121,945
Pinnacle Consulting Services – January 2024 Note	104,299
Pinnacle Consulting Services – January 2025 Note	60,401
CMB Communications – June 2023 Note	165,573
CMB Communications – January 2025 Note	54,672
Total	$506,890

Upon the occurrence of an event of default, the lenders shall have the option to convert all or any portion of the unpaid principal, accrued interest, and any other fees or charges into shares of the Company’s common stock at a fixed price of $0.0002 per share, subject to the limitation that such conversion shall not result in the lender beneficially owning more than 9.99% of the total outstanding common stock of the Company at the time of conversion. Since inception, the notes have borne interest at stated rates ranging from 0% to 15% per annum. During the nine months ended September 30, 2026, the notes bore interest at rates ranging from 12% to 15% per annum. All notes had matured and were in default as of September 30, 2026. See Note 7. Interest expense on convertible notes – related party totaled $17,136 and $40,925 for the three and nine months ended September 30, 2026, respectively. Interest expense is recorded as an addition to the principal balance.

During the nine months ended September 30, 2026, Pinnacle Consulting Services, Inc. (“Pinnacle”) converted $24,999 of principal into 125,000,000 shares of common stock. See Note 4.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 1, 2026, the Company entered into a consulting agreement with Brent Nelson, CEO of Kepler Fusion Technologies, Inc., a wholly owned subsidiary of the Company. On March 1, 2026, the Board of Directors appointed Brent Nelson as Executive Chairman of the Board of Directors of the Company. The agreement includes monthly compensation of $15,000 per month, of which $45,000 and $105,000 was paid during the three and nine months ended September 30, 2026, respectively. The Company may, in its sole and absolute discretion, award the consultant additional compensation or bonuses from time to time in recognition of services rendered, milestones achieved, transactions completed, or other extraordinary contributions. The term of this agreement shall be for six months and automatically renew for successive six-month periods unless either party provides written notice of non-renewal at least thirty days prior to the expiration of the then-current term. Either party may terminate the agreement for cause as defined.

In addition, Brent Nelson, through Earth Sciences Fund I LLC (an entity owned by him), holds the Control Share, which carries super-voting rights sufficient to control stockholder matters, as transferred on February 27, 2026. This share does not represent common stock ownership but provides majority voting power.

As part of the reverse recapitalization (Note 10), an entity controlled by Richard C. Hawkins, the Company’s then Chief Executive Officer, sold the one share of Series A Preferred Stock (the “Control Share”) for $1,000 to an entity owned by Brent Nelson.

In conjunction with the terms of the Master Sales Agreement, the Company entered into a separate consulting agreement with RH2 Equity Partners, LP (“RH2”). RH2 is an entity controlled by Richard C. Hawkins, the Company’s Chief Administrative Officer and former Chief Executive Officer, and Robert Hymers, the principal of Pinnacle. The terms of the agreement provide (i) a one-time cash fee of twenty thousand dollars ($20,000) upon execution, (ii) to allow CMB Communications, LLC (“CMB”) and Pinnacle to retain certain outstanding notes in the aggregate principal amount of approximately $500,000 subject to the Settlement and Exchange Agreements being executed contemporaneously with the Master Sales Agreement, and (iii) to issue to RH2 one million (1,000,000) shares of Company common stock, issued post-reverse split and vesting quarterly over thirty-six (36) months, with a minimum quarterly notional value of thirty thousand dollars ($30,000), subject to true-up share issuances, or the Company shall have the option, at its sole discretion, to pay thirty thousand dollars ($30,000) in lieu of that quarter’s vesting by RH2. The Company accrued the minimum quarterly notional value under the agreement of $30,000 and $60,000 for the three and nine months ended September 30, 2026, respectively, and the one-time cash fee has been paid as of September 30, 2026. See Notes 6 and 10.

Under the Settlement and Exchange Agreements described above, the Company agreed to issue (i) 450,000 authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock to CMB Communications LLC in exchange for the conversion of $4,500 of indebtedness at a fixed conversion price of $0.01 per share, and (ii) 550,000 authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock to Pinnacle Consulting Services, Inc. in exchange for the conversion of $5,500 of indebtedness at a fixed conversion price of $0.01 per share. The aggregate issuance of 1,000,000 common shares (“Settlement Shares”) is fixed and shall not be adjusted, increased, or decreased as a result of any reverse stock split, recapitalization, or similar corporate action. Within five (5) business days following the effectiveness of a reverse stock split, each applicable holder is required to deliver to the Company’s transfer agent a completed notice of conversion irrevocably electing to convert the applicable indebtedness into shares of Company common stock. Failure to deliver timely such notice constitutes a breach of the applicable Settlement and Exchange Agreement. Upon issuance of the applicable Settlement Shares, only the portion of the indebtedness converted under the applicable agreement shall be deemed fully satisfied, extinguished, cancelled, released and discharged. All remaining conversion shares associated with the broader debt conversion transaction are issuable by the Company, at its direction, to Earth Sciences Fund I, LLC, CMB Communications LLC, Pinnacle Consulting Services, Inc., and/or such other persons or entities as the Company or Earth Sciences Fund I, LLC may designate in writing pursuant to the transaction.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2026, the Company issued 27,780 prepaid warrants, each exercisable for 1,000 shares of common stock (27,780,000 underlying shares in the aggregate), to Pinnacle Consulting Services Inc. for cash proceeds of $1,389,000, of which $318,000 was received prior to the reverse recapitalization on February 27, 2026. The warrants are classified as equity and reported as a component of additional paid-in capital in the Company’s statement of stockholders’ deficit.

During the nine months ended September 30, 2026, 20,000,000 shares were returned by Pinnacle Consulting Services, Inc. to the Company at no cost. These shares are recorded as Treasury Stock. See Note 4.

Beginning in April 2026, the Company initiated consulting services payments to several of its officers ranging from $10,000–$12,000 per month for a total of $102,000 and $204,000 for the three and nine months ended September 30, 2026, respectively. During the nine months ended September 30, 2026, the Company entered into seven officer consulting and independent director advisory agreements. As full and complete consideration for the advisory services to be rendered, the Company shall issue shares of the Company’s common stock having an aggregate fair market value of $240,000 each following the completion of a restructuring event and/or service period. See Note 4.

Beginning in June 2026, the Company initiated monthly payments of $2,000 for each of its two independent directors.

Stock-based compensation expense under the agreements with certain of the Company’s officers and independent directors totaled $302,466 and $748,274 for the three and nine months ended September 30, 2026, respectively. Effective September 30, 2026, the related accrued compensation of $748,274 was exchanged for 74,827 shares of Series C Preferred Stock issuable. See Note 4.

NOTE 8 – DERIVATIVE LIABILITIES

During the nine months ended September 30, 2026, the Company entered into Securities Purchase Agreements with third-party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share. Certain securities purchase agreements contain dilutive issuance protection provisions that may entitle investors to receive additional shares, warrants or other equivalent securities upon certain future issuances by the Company at prices below $0.05 per share. In addition, certain of the securities purchase agreements contain a one-time price protection true-up provision that may require the Company to issue a variable number of shares if the Company's stock price is below $0.05 on the contractual measurement date. Management determined that the above-mentioned provisions do not qualify for equity classification under ASC 815-40 and recorded the features as derivative liabilities measured at fair value, with subsequent changes in fair value recognized in earnings.

The fair value of applicable derivative liabilities and the change in fair value of derivative liabilities are as follows for the nine months ended September 30, 2026:

Fair value – December 31, 2025	$—
Units sold under Securities Purchase Agreements	59,579
Change in fair value of derivative liabilities	5,946
Fair value – September 30, 2026	$65,525

The fair value of the derivative liabilities related to the Securities Purchase Agreements is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.1022 – $0.172
Protected price	$0.05 – $0.07
Expected volatility	95.73% – 104.38%
Risk-free interest rate	3.82% – 4.47%
Expected term (in years)	0.62 – 1.00

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 – WARRANTS

During the nine months ended September 30, 2026, the Company entered into Securities Purchase Agreements with third- party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share. During the nine months ended September 30, 2026, the Company sold 9,028,571 Units at per unit prices of $0.05 – $0.07 for a total of $480,000. The warrants are exercisable for three years, permit cash exercise, and permit a limited cashless exercise only when a registration statement is unavailable following effectiveness.

The warrants contain customary proportional anti-dilution adjustments for stock splits, stock dividends, combinations, and reorganizations, together with a 4.99% beneficial ownership blocker. See Note 4.

The warrants qualify for equity accounting as they do not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. Both the common stock and the warrant meet the requirements of freestanding equity instruments within the scope of ASC Topic 505, Equity. The warrants were measured at their relative fair value at the time of issuance and classified as equity.

The Company valued the warrants included in the Securities Purchase Agreements using the Black-Scholes valuation model with the following assumptions:

Market value of common stock	$0.113 – $0.172
Exercise price	$0.50
Risk free rate	4.01% – 4.40%
Expected life (yrs.)	3.00
Volatility	103.99% – 108.19%

NOTE 10 – REVERSE RECAPITALIZATION

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

Closing of the Transaction

The transfer of the Control Share from Manufacturing 360, LLC to Earth Sciences Fund I LLC occurred on February 27, 2026, at which point all closing conditions under the MSA and SEA were satisfied. Accordingly, the acquisition date under ASC 805 is February 27, 2026.

Accounting Treatment — Reverse Recapitalization

The transaction has been accounted for as a reverse recapitalization in accordance with ASC 805-40. Although AMFN is the legal acquirer, Kepler has been identified as the accounting acquirer for financial reporting purposes. The following factors support this determination: (1) Kepler’s former shareholders shall hold approximately 89.7% of the common voting rights in the combined entity; (2) Kepler’s designees will control the board of directors; (3) Kepler’s management comprises the senior management team of the combined entity; and (4) AMFN was a non-operating public shell with minimal assets at the acquisition date. See Note 2.

Key Terms of Transaction

The MSA provides for: (a) the sale of one share of Series A Preferred Stock (the “Control Share”) from Manufacturing 360, LLC to ESF for $1,000, which carries 60% voting power; (b) the simultaneous share exchange with Kepler; and (c) a consulting engagement with RH2 Equity Partners, LP. The Share Exchange Agreement contemplated the issuance of 240,000,000 shares of RNWF common stock, which are reflected as common stock issuable as of December 31, 2025, as retroactively adjusted, and were issued in April 2026 (see Note 4), and the issuance of additional shares to Kepler’s former shareholders. RH2 Equity Partners, LP will receive 1,000,000 shares of post-reverse-split common stock vesting quarterly over 36 months for extended advisory services. See Note 7.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company may be subject to various legal proceedings and claims. Other than the litigation payable described in Note 5, management is not aware of any pending or threatened litigation that would have a material adverse effect on the Company’s financial position or results of operations.

Lease Commitments

In June 2026, the Company entered into three operating leases for its factory and office locations. The commencement of the leases was delayed until after September 30, 2026; accordingly, no right-of-use assets or lease liabilities were recognized as of September 30, 2026. The leases provide for a base rent of $6,758 per month through August 2026 and $21,775 through February 2030. During the three months ended September 30, 2026, the Company occupied space under a temporary lease only. Rent expense under the temporary lease totaled $1,750 for the three and nine months ended September 30, 2026. The operating leases for the Company’s factory and office locations are expected to commence in November 2026. Upon commencement, the Company will recognize operating lease right-of-use assets and operating lease liabilities.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties, including financial, operational, regulatory, and technological risks. The Company is in an early stage of development with limited operating history and may require substantial additional capital to fund its operations and the commercialization of its fusion energy technology.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions occurring subsequent to September 30, 2026 and through the date these consolidated financial statements were issued for potential recognition or disclosure in the financial statements. No material subsequent events have been identified that would require recognition or disclosure in the accompanying financial statements, other than as may be disclosed herein.

On October 1, 2026, Pinnacle Consulting Services, Inc. converted $6,000 of principal and accrued interest of its convertible notes payable – related party into 30,000,000 shares of the Company’s common stock at a conversion price of $0.0002 per share. See Notes 6 and 7.

Series C Convertible Preferred Stock

Effective October 2, 2026, the Company filed a Certificate of Designation designating 500,000 shares of its $0.001 par value preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”), with a face value of $10.00 per share. Series C Preferred Stock may be issued solely to restructure stock-based compensation obligations under employment, consulting, advisory, director and other service agreements, in exchange for which the related common stock compensation obligations are extinguished. See Note 4.

Each share of Series C Preferred Stock is convertible at the holder’s option into one share of common stock, subject to adjustment, beginning in the first full calendar quarter after the later of full vesting under the underlying agreement and the earlier of (i) the 20th trading day after the common stock begins trading on a national securities exchange or (ii) nine months after the original issue date. Conversions are limited to 30% of a holder’s original entitlement per quarter for three quarters, with the balance convertible in the fourth quarter, and are subject to a 4.99% beneficial ownership limitation (adjustable up to 9.99%). Holders vote with common stockholders on an as-converted basis, subject to the 4.99% limitation, and participate in common stock dividends on an as-converted basis. Series C Preferred Stock ranks senior to common stock upon liquidation, with holders entitled to the amount they would receive on an as-converted basis. Prior to the earlier of a national exchange listing or nine months after the original issue date, the Company may repurchase all or any portion of the Series C Preferred Stock for cash at 125% of face value. Holders have no right to require redemption or cash settlement. Conversion shares carry piggyback registration rights.

Management evaluated the Series C Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company concluded that the Series C Preferred Stock is appropriately classified within permanent equity.

AMERICAN FUSION, INC. AND SUBSIDIARY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On October 26, 2026, the Board approved a change in executive leadership, pursuant to which Richard C. Hawkins ceased serving as Chief Executive Officer and Corporate Secretary of the Company and was appointed Chief Administrative Officer, upon acceptance, and Brent Nelson, who has served as Executive Chairman of the Board since March 1, 2026, was appointed Chief Executive Officer, effective immediately. Mr. Nelson will continue to serve as Chairman of the Board. Mr. Nelson provides services to the Company under a Consulting Services Agreement dated March 1, 2026, which provides for compensation of $15,000 per month and for such additional compensation or bonuses as the Company may award in its sole and absolute discretion. Mr. Hawkins’ existing Consulting Services Agreement dated January 1, 2025 remains in effect and was not amended or terminated in connection with the change in his title.

On October 28, 2026, the Company issued CFI Capital LLC a $230,000, 6% convertible redeemable note due October 28, 2027, for a purchase price of $207,000, which reflects a $23,000 original issue discount. After $10,000 of lender legal fees, the Company received net proceeds of $197,000. Interest is payable in common stock. At the holder’s option, the note converts into common stock at 65% of the lowest trading price over the 20 trading days before conversion. That rate falls to 55% during a DTC chill and to 50% upon an event of default. Conversions are subject to a 4.99% beneficial ownership limitation. The note may be prepaid within 180 days of issuance at 110% to 135% of principal plus accrued interest. The Company reserved 23,356,282 shares of common stock for conversion. The note also includes a most-favored-nation provision.

On October 29, 2026, the Company issued a third-party investor a $550,000 convertible promissory note due October 29, 2027, for a purchase price of $500,000, which reflects a $50,000 original issue discount. After $10,000 of lender legal fees, the Company received net proceeds of $490,000. The note carries a one-time interest charge of $55,000 (10%), which was earned in full at issuance. The Company must make five monthly cash amortization payments of $100,833, beginning May 29, 2027, and pay the remaining balance at maturity. The note converts into common stock at $0.10 per share at the holder’s option. After an event of default or a missed amortization payment, the conversion price becomes the lesser of $0.10 or 80% of the lowest traded price over the 10 trading days before conversion. Conversions are subject to a 4.99% beneficial ownership limitation. While the note is outstanding, the holder has a right of first refusal on the Company’s future debt and equity financings. The note may be prepaid before an event of default at 120% of outstanding principal and interest. Upon an event of default, 150% of the outstanding balance becomes due. The Company also issued 2,000,000 commitment shares of common stock. If the stock price is below $0.06 when those shares become freely tradable, the Company must issue additional shares to bring their total value to $120,000.

On November 2, 2026, the Company issued 1,250,000 shares of common stock provided for under an agreement with a third-party service provider. See Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements and related notes included in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 16, 2026.

Overview

We are a development-stage advanced energy company focused on the development and commercialization of the Texatron™, a compact pulsed toroidal fusion reactor designed to provide clean, scalable baseload electricity. We operate under a Power-as-a-Service business model, intending to own and operate Texatron™ units and sell electricity under long-term contracts.

The Company completed its reverse recapitalization with Kepler Fusion Technologies Inc. on February 27, 2026. As a result of the transaction, Kepler Fusion became our wholly owned subsidiary, and we have fully integrated its assets, technology, and operations. While the Company generated limited revenue during the nine months ended September 30, 2026, we remain in the early stages of commercialization. Our activities during the nine months ended September 30, 2026 continued to focus on research and development, prototype testing (including advancement of the Version 9 prototype in Midland, Texas), intellectual property expansion, and preparation for commercial deployment.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2026, the Company has an accumulated deficit of approximately $10.8 million and has incurred recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that the planned capital-raising activities will provide the resources necessary to fund ongoing operations; however, no assurance can be given that these plans will be successful.

Recent Developments

On July 17, 2026, the Company received Certificate of Registration No. R54726 from the Texas Department of State Health Services (“DSHS”), authorizing the Company to receive, possess, acquire, transfer and use registered industrial radiation machines for research and development activities at its authorized testing location in Lubbock, Texas, subject to the terms and conditions of the registration and applicable Texas radiation control regulations. The registration designates Dr. John E. Brandenburg as the Company’s Radiation Safety Officer, remains effective through February 28, 2034, and covers twelve registered Texatron™ Fusion Engine™ research model classes ranging from 500 kW through 1 GW.

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

On August 10, 2026, the Company entered into a Consulting Services Agreement with JRMS Consulting LLC, a Texas limited liability company (“JRMS”), of which John Gerdin is the Manager and through whom JRMS provides services, pursuant to which JRMS will provide board governance, strategic advisory, corporate finance, business development and capital markets advisory services to the Company. JRMS is not entitled to any commission, success fee or other compensation based upon the amount or completion of any financing or securities transaction. As compensation, JRMS will receive a cash retainer of $2,000 per month for board service and related governance responsibilities, and a contingent right to purchase, at $0.001 per share, a number of shares of the Company’s common stock equal to $240,000 divided by the closing price on the first trading day following the date on which the right vests (the “Vesting Date”). The right vests only if the Company completes a reverse or forward stock split, recapitalization, reclassification, exchange of equity securities or other transaction that materially alters its outstanding capitalization or per-share trading price, and JRMS remains continuously engaged through the completion of such transaction; otherwise, the right is forfeited. If the lowest closing price during the ten trading days preceding the first anniversary of the Vesting Date is less than the initial valuation price, the Company will issue additional shares so that the aggregate value of all shares issued, measured at that lower price, equals $240,000, with no reduction if the trading price increases. As a result, the number of shares ultimately issuable is not currently determinable, and a decline in the trading price of the Company’s common stock would increase the number of shares issuable and the resulting dilution to existing stockholders.

On August 11, 2026, the Board of Directors (the “Board”) appointed Mr. Gerdin as a member of the Board, effective as of that date.

On September 30, 2026, the Company entered into exchange agreements (each, an “Exchange Agreement”) with twelve of its officers, directors, consultants and advisors (each, a “Holder”), each of whom held a contractual right to $240,000 of stock-based compensation payable in shares of the Company’s common stock (the “Existing Compensation Right”). Under each Exchange Agreement, the Holder agreed to exchange its Existing Compensation Right for up to 24,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and the Company may issue up to 288,000 shares of Series C Preferred Stock in the aggregate. In connection with the Exchange Agreements, on October 2, 2026, the Company filed the Certificate of Designation of Series C Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Texas, designating 500,000 of the Company's 100,000,000 authorized shares of preferred stock, par value $0.001 per share, as Series C Preferred Stock. The Certificate of Designation became effective upon filing. Each share of Series C Preferred Stock is convertible at the holder’s option into one share of common stock, subject to customary adjustments, beginning in the first full calendar quarter after the later of (i) the date the holder’s underlying compensation fully vests and (ii) the earlier of the 20th trading day after the common stock begins trading on a national securities exchange and nine months after the original issue date. Thereafter, a holder may convert up to 30% of its original entitlement in each of the first three calendar quarters and the balance in the fourth quarter, and unused quarterly allowances do not carry forward. The Series C Preferred Stock votes with the common stock as a single class on an as-converted basis, subject to a 4.99% voting limitation, and ranks senior to the common stock with respect to dividends and liquidation, with holders entitled in a liquidation to the amount they would have received upon conversion. Until the earlier of the listing of the common stock on a national securities exchange and nine months after the original issue date, the Company may, at its option, repurchase all or any portion of the Series C Preferred Stock for cash at $12.50 per share (125% of face value). Holders have no right to require redemption, and the Series C Preferred Stock is not subject to mandatory redemption or cash settlement. The foregoing descriptions of the Exchange Agreements and the Certificate of Designation do not purport to be complete and are qualified in their entirety by reference to the form of Exchange Agreement and the Certificate of Designation, which are filed as Exhibits 10.1 and 3.1, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2026, and incorporated herein by reference.

Results of Operations

Three Months Ended September 30, 2026

The following table sets forth the unaudited results of our operations for the three months ended September 30:

2026
Revenue	$—
Cost of revenue	—
Gross margin	—
Operating expenses	1,399,778
Loss from operations	(1,399,778)
Other expense	(36,298)
Net loss	$(1,436,076)

We did not generate revenue during the three months ended September 30, 2026.

The following table sets forth the operating expenses for the three months ended September 30:

2026
Consulting fees	$783,692
Professional fees	195,326
Corporate communications and marketing	191,672
Research and development	112,195
Director fees	16,000
Other operating expenses	100,893
$1,399,778

The following table sets forth the stock-based compensation expense included in the above operating expenses for the three months ended September 30:

2026
Consulting fees	$611,360
Professional fees	60,493
Corporate communications and marketing	32,406
Research and development	60,493
$764,752

Consulting fees totaling $783,692 consist of advisory services agreements entered into for key management positions, third-party advisors and directors and which are primarily stock compensation based. Professional fees totaling $195,326 are comprised primarily of legal and accounting fees reflecting costs associated with additional public company filings. Corporate communications and marketing costs reflect activity related to investor relations, product awareness and trade shows. Research and development costs totaling $112,195 relate to engineering efforts towards development of the Company’s prototypes. Included in other operating expenses totaling $100,893 are travel and entertainment expenses totaling $48,112, IT expenses totaling $22,514 and office and related costs totaling $15,653.

Nine Months Ended September 30, 2026

The following table sets forth the unaudited results of our operations for the nine months ended September 30:

2026
Revenue	$58,000
Cost of revenue	50,000
Gross margin	8,000
Operating expenses	2,733,032
Loss from operations	(2,725,032)
Other expense	(75,046)
Net loss	$(2,800,078)

As a result of the reverse recapitalization, results of operations for the nine months ended September 30, 2026 include the results of Kepler for the full period and the results of AMFN from February 27, 2026.

Our sales totaled $58,000 for the nine months ended September 30, 2026, primarily related to a sale to a new customer. The cost related to this sale totaled $50,000, resulting in a gross margin of $8,000. Our cost of sales consists of the cost of materials and distribution expenses.

The following table sets forth the operating expenses for the nine months ended September 30:

2026
Consulting fees	$1,379,925
Professional fees	438,908
Corporate communications and marketing	419,175
Research and development	243,538
Director fees	20,000
Other operating expenses	231,486
$2,733,032

The following table sets forth the stock-based compensation expense included in the above operating expenses for the nine months ended September 30:

2026
Consulting fees	$980,784
Professional fees	159,589
Corporate communications and marketing	111,206
Research and development	155,835
$1,407,414

Consulting fees totaling $1,379,925 consist of advisory services agreements entered into for key management positions, third-party advisors and directors and which are primarily stock compensation based. Professional fees totaling $438,908 are comprised primarily of legal and accounting fees reflecting costs associated with the reverse recapitalization and additional public company filings. Professional fees in the 2026 period include $159,589 related to stock-based compensation agreements with legal counsel. Corporate communications and marketing costs reflect increased activity related to investor relations, product awareness and trade shows. Corporate communications and marketing costs in the 2026 period include $111,206 related to stock-based compensation agreements with various third-party providers. Research and development costs totaling $243,538 relate to acceleration of engineering efforts towards development of the Company’s prototypes and include $155,835 related to a stock-based compensation agreement. Included in other operating expenses totaling $231,486 are travel and entertainment expenses totaling $102,820, public company expenses totaling $51,740, IT expenses totaling $42,035 and office and related costs totaling $15,852.

Liquidity and Capital Resources

During the nine months ended September 30, 2026, our cash and cash equivalents increased by $70,633 reflecting cash used in operating activities of $1,256,872 and cash used in investing activities of $223,495, offset by cash provided from financing activities of $1,551,000. At September 30, 2026, the Company had a working capital deficit of $1,325,931 and cash on hand of $70,633.

Operating Activities

Cash flows used in operating activities totaled $1,256,872 for the nine months ended September 30, 2026. Cash flows used in operating activities primarily reflect the net loss of $2,800,078 partially offset by stock-based compensation of $1,407,414 and an increase in accounts payable and accrued expenses of $136,265.

Investing Activities

Cash flows used in investing activities of $223,495 reflect capitalized property and equipment of $44,169 and costs of $181,992 associated with the filing of new patents and website development, partially offset by cash of $2,666 acquired in connection with the reverse recapitalization.

Financing Activities

Cash flows provided by financing activities resulted from prepaid warrant funding totaling $1,071,000 and the sale of equity units totaling $480,000. The Company entered into Securities Purchase Agreements with third-party investors for the sale of equity units (“Units”). Each unit consists of one share of restricted common stock, $0.001 par value, and one warrant to purchase one share of common stock at an exercise price of $0.50 per share.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to insufficient accounting personnel with appropriate knowledge of a one-time complex accounting transaction. Management has commenced a remediation plan designed to address the material weakness, including engaging additional accounting resources, enhancing review procedures, and utilizing third-party technical accounting consultants when necessary. While these remediation efforts are ongoing, the material weakness cannot be considered remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The material weakness contributed to the identification of errors in the Company's previously issued interim financial statements that were corrected during the current reporting period. Although management concluded that the errors were not qualitatively material to previously issued financial statements and revision was appropriate, the control deficiency giving rise to the errors constituted a material weakness because it created a reasonable possibility that a material misstatement may not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in Item 3 of our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 16, 2026 except for that disclosed below.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 16, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company sold units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock at an exercise price of $0.50 per share, under securities purchase agreements dated July 21, 2026 (2,500,000 units for $125,000), July 23, 2026 (600,000 units for $30,000) and August 1, 2026 (1,428,571 units for $100,000). The securities were sold in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s third quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Unregistered Sales of Equity Securities. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” above.

On July 17, 2026, the Company received Certificate of Registration No. R54726 from the Texas Department of State Health Services authorizing the Company’s registered industrial radiation machines for research and development activities at its authorized testing location in Lubbock, Texas, subject to the terms and conditions of the registration and applicable Texas radiation control regulations. The registration covers twelve registered Texatron™ Fusion Engine™ research model classes, designates the Company’s Radiation Safety Officer, and remains effective through February 28, 2034.

Management believes receipt of the registration represents a significant operational milestone in the continued development and testing of the Company’s Texatron™ Fusion Engine™ platform. The registration authorizes research and development activities only and should not be interpreted as certification of the Company’s technology or commercial performance.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Certificate of Designation of Series C Convertible Preferred Stock	8-K	10/06/2026	3.1
10.1	Consulting Services Agreement, dated August 11, 2026, between American Fusion, Inc. and JRMS Consulting LLC	8-K	8/13/2026	10.1
10.2	Form of Exchange Agreement	8-K	10/06/2026	10.1
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Instance Schema				Filed
101.CAL	Inline XBRL Instance Calculation Linkbase				Filed
101.DEF	Inline XBRL Instance Definition Linkbase				Filed
101.LAB	Inline XBRL Instance Label Linkbase				Filed
101.PRE	Inline XBRL Instance Presentation Linkbase				Filed
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				Filed

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FUSION, INC.

Date: November 13, 2026	By:	/s/ Brent Nelson
Brent Nelson
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

